Form 10QSB
period 2005-06-30
Deep Field Technologies, Inc.
filed 2005-09-16
CIK 1308026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

Commission file number:   333-120506

                          DEEP FIELD TECHNOLOGIES, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                             20-1862733
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           750 HIGHWAY 34
            MATAWAN, NJ                                            07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code: (732) 441-7700

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE.

         Securities registered under Section 12(g) of the Exchange Act:
                     CLASS A COMMON, NO PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of Class A, common stock,
     No par value, outstanding as of September 15, 2005:     10,013,984

================================================================================

                          DEEP FIELD TECHNOLOGIES, INC.
                         CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

           Item 1.   Condensed Financial Statements (Unaudited)

                     Condensed Balance Sheet - June 30, 2005                   2

                     Condensed Statements of Operations -
                     For the three months and six months ended June 30,
                     2005 and 2004                                             3

                     Condensed Statements of Cash Flow -
                     For the six months ended June 30, 2005 and 2004           4

                     Notes to condensed financial statements              5 - 13

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 14 - 21

           Item 3.   Controls and Procedures                                  21

PART II.   OTHER INFORMATION                                                  22


           Item 6.   Exhibits                                                 22

                          DEEP FIELD TECHNOLOGIES, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2005


                                            ASSETS

      CURRENT ASSETS
      Cash and cash equivalents                                                   $    329,790
      Accounts receivable, net of allowance for doubtful accounts of $0                  3,000
      Inventory, net                                                                       317
                                                                                  ------------
              Total current assets                                                     333,107
                                                                                  ------------


      TOTAL ASSETS                                                                $    333,107
                                                                                  ============

                               LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY)

      CURRENT LIABILITIES
      Accounts payable and accrued expenses                                       $     18,439
      Note payable                                                                     500,000
      Due to related parties                                                           127,500
                                                                                  ------------
                Total current liabilities                                              645,939
                                                                                  ------------

COMMITMENTS AND CONTINGENCIES                                                             --

      STOCKHOLDERS'  (DEFICIENCY)
      Preferred stock, $1 par value; authorized 1,000,000 shares;
         no shares issued and outstanding                                                 --
      Common stock, Class A - no par value; authorized 10,000,000,000 shares;
        10,050,000 shares issued and outstanding                                          --
      Common stock, Class B - $.01 par value; authorized 50,000,000 shares;
        no shares issued and outstanding                                                  --
      Common stock, Class C - $.01 par value; authorized 20,000,000 shares;
        no shares issued and outstanding                                                  --
      Additional Paid in Capital .                                                     148,302
      Accumulated deficit                                                             (461,134)
                                                                                  ------------
                Total stockholders'  (deficiency)                                     (312,832)
                                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY)                           $    333,107
                                                                                  ============



      The accompanying notes are an integral part of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Three Months Ended          For the Six Months Ended
                                                                  June 30,                            June 30,
                                                       ------------------------------      ------------------------------
                                                           2005              2004              2005              2004
                                                       ------------      ------------      ------------      ------------
SALES, net                                             $       --        $      2,790      $        112      $      5,642

COST OF SALES                                                  --               1,137              --               2,275
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                                   --               1,653               112             3,367
                                                       ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling expenses                                          --                 769              --               1,731
     General and administrative expenses                     85,166             8,298           148,042            18,743
     Research and development                                  --                 845              --               1,775
     Depreciation and amortization                             --                  82              --                 164
                                                       ------------      ------------      ------------      ------------
Total selling, general and administrative expenses           85,166             9,994           148,042            22,413
                                                       ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                             (85,166)           (8,341)         (147,930)          (19,046)
                                                       ------------      ------------      ------------      ------------

OTHER INCOME\(EXPENSE)
     Other income                                               705             1,780             1,415             2,625
     Write-off of financing costs                              --              (4,277)          (10,000)          (38,248)
     Interest expense                                        (6,232)             (222)          (11,575)             (462)
                                                       ------------      ------------      ------------      ------------
Total other income\(expense)                                 (5,527            (2,719)          (20,160)          (36,085)
                                                       ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES (90,693)                           (11,060)         (168,090)          (55,131)

PROVISION FOR INCOME TAXES                                     --                --                --                --
                                                       ------------      ------------      ------------      ------------

NET LOSS FROM CONTINUING OPERATIONS                    $    (90,693)     $    (11,060)     $   (168,090)     $    (55,131)
                                                       ============      ============      ============      ============

PRO FORMA NET LOSS PER COMMON SHARE
     Basic                                             $      (0.01)     $      (0.00)     $      (0.02)     $      (0.01)
                                                       ============      ============      ============      ============
     Diluted                                           $      (0.01)     $      (0.00)     $      (0.02)     $      (0.01)
                                                       ============      ============      ============      ============

PRO FORMA WEIGHTED AVERAGE COMMON SHARES
     Basic                                               10,050,000        10,050,000        10,050,000        10,050,000
                                                       ============      ============      ============      ============
     Diluted                                             10,050,000        10,050,000        10,050,000        10,050,000
                                                       ============      ============      ============      ============





                    The accompanying notes are an integral part of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                            For the Six Months Ended
                                                                     June 30,
                                                          ------------------------------
                                                              2005              2004
                                                          ------------      ------------
CASH FLOW (USED IN) OPERATING ACTIVITIES
   Net loss                                               $   (168,090)     $    (55,131)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Changes in certain assets and liabilities:
             Inventory                                            --                  71
             Costs in excess of billing                           --                  76
             Accounts payable and accrued liabilities          (29,074)             --
             Deferred revenue                                     (112)            2,667
             Related party accounts                            127,500              --
                                                          ------------      ------------
Total cash used in operating activities                        (69,776)          (52,317)
                                                          ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Allocation of costs by iVoice, Inc                             --              52,317
   Net proceeds from notes payable                             100,000              --
                                                          ------------      ------------
Total cash provided by financing activities                    100,000            52,317
                                                          ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       30,224              --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                299,566              --
                                                          ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $    329,790      $       --
                                                          ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                       $       --        $       --
                                                          ============      ============
   Income taxes                                           $       --        $       --
                                                          ============      ============










 The accompanying notes are an integral part of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 1 - BACKGROUND

      The unaudited interim financial statements included herein have been prepared by Deep Field Technologies, Inc. ("Deep Field Technologies" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

      The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

      Deep Field Technologies was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, may also be referring to an agreement, contract or other written instrument that had been entered into by Deep Field Technologies 2 and thereafter assigned to the Company.

      In September 2004, the Board of Directors of iVoice, the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies. iVoice will continue to focus on its own computerized telephony technology and related business development operations. Deep Field Technologies intends to continue to develop, market and license the Unified Messaging line of computerized telephony software.

      The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of Unified Messaging, and certain accrued liabilities and related party debt to Deep Field Technologies (the "Spin-off"). The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a special taxable dividend.

           In conjunction with the Spin-off, Deep Field Technologies entered into a temporary administrative services agreement with iVoice. This agreement terminates upon completion of the Spin-off. However, should Deep Field Technologies is unable to replace any or all of the services currently being provided by iVoice under the administrative services agreement, the administrative services agreement will be continued with respect to those services on a month-to-month basis. iVoice presently continues to provide administrative services to the Company.

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

      On August 5, 2005, Deep Field Technologies assumed $190,000 in accrued liabilities and related party debt incurred by iVoice. The debt assumed is convertible into Deep Field Technologies Class B Common Stock at the option of the holder as later described in these notes.

      On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of Deep Field Technologies from iVoice, Inc was approved and the Company immediately embarked on the process to spin off the Deep Field Technologies from iVoice.

NOTE 2 - BUSINESS OPERATIONS

      The Company will continue to develop, market and license the Unified Messaging line, which was developed by iVoice. With Unified Messaging, e-mail, voice mail and faxes can be handled through a desktop computer or telephone. All messages can be viewed and acted upon in order of importance via Microsoft Outlook or a web browser. E-mail can also be retrieved over the phone, using text-to-speech, and responded to with a voice message including directed to a fax machine.

NOTE 3 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, and reflect significant assumptions and allocations. The Company has relied on iVoice, Inc. for administrative, management, research and other services. These financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

      As of June 30, 2005, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

      In order to provide necessary working capital, in August 2004, the Company entered into a subscription agreement, pursuant to which the Company issued $200,000 of secured convertible debentures in August 2004 and an additional $200,000 of secured convertible debentures in November 2004. On February 28, 2005, convertible debentures equal in principal to $400,000 were terminated and replaced with a secured promissory note in the amount of $500,000 ($400,000 representing replacement notes and $100,000 representing new financing).

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE  4  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Basis of Presentation

      The accompanying financial statements have been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of the Company's Interactive Voice Response business. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position, and cash flows in the future or what its results of operations, financial position and cash flows would have had the Company been a stand-alone company during the periods presented.

b)    Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

c)    Software License Costs

      Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-development codes and systems developed by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated non-discounted cash flow benefit related to the asset falls below the unamortized cost. Historically the Interactive Voice Response software technology has produced limited sales revenue. However, management believes that the limited sales generated result from a lack of application of Company sales and marketing resources to the software, It is management's plan to devote such resources to its software technology to recognize the technology's potential value and therefore, no impairment loss has been recorded.

d)    Revenue Recognition

      The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

      The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy to not provide customers the right to refund any portion of its license fees. The Company accepts Visa and MasterCard as well as company checks.

      With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectibility, which is assessed on a customer-by-customer basis, is probable.

      With respect to customer support services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements.

e)    Product Warranties

      The Company estimates its warranty costs based on historical warranty claims experience in estimating potential warranty claims. Due to the limited sales of the Company's products, management has determined that warranty costs are immaterial and has not included an accrual for potential warranty claims. Presently, costs related to warranty coverage are expensed as incurred. Warranty claims are reviewed quarterly to verify that warranty liabilities properly reflect any remaining obligation based on the anticipated expenditures over the balance of the obligation period.

f) Research and development costs

      Research and development costs will be charged to operations as incurred.

g)    Inventory

      Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

h)    Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The Company, not being a separate reporting entity, will not have access to approximately $400,000 net operating loss allocated to the unified voice messaging software business contained in these financial statements.

i)    Organization Costs

     Organization costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

j)    Earnings Per Share

      SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

      The computation of basic pro forma EPS is computed by dividing income available to common shareholders by the number of shares issued in connection with the Company's proposed Spin-off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The shares used in the computation are as follows:

                                          For the three months ended         For the six months ended
                                         -----------------------------     -----------------------------
                                           June 30,         June 30,         June 30,         June 30,
                                             2005             2004             2005             2004
                                         ------------     ------------     ------------     ------------
Pro Forma Basis and diluted purposes       10,050,000       10,050,000       10,050,000       10,050,000

k)    Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, As of June 30, 2005 and 2004, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

l)    Recent Accounting Pronouncements

      In December 2003, the FASB issued Interpretation No. 46-R, "Consolidation of Variable Interest Entities" ("FIN 46-R"). FIN 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46 became effective for the Company during the third quarter of fiscal 2004. The adoption of this new standard did not have any impact on the Company's financial position, results of operations or cash flows.

      In December, 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Post retirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This currently has no effect on the Company.

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

NOTE 5 - RELATED PARTY TRANSACTIONS

      During the six months ended June 30, 2004, iVoice allocated operating costs of $52,317 to Deep Field Technologies. These allocations are reflected in the selling, general and administrative, cost of revenue and research and development line items in our statements of operations. The general corporate expense allocation is primarily for cash management, selling expense, legal, accounting, tax, insurance, public relations, advertising, transfer agents, and human resources. The amortization of the Unified Messaging software has been reflected as cost of sales. Other general categories of operating expense, as well as other income and expense, have been allocated to Deep Field Technologies by iVoice based upon a ratio of revenue of the Unified Messaging software over total iVoice revenue for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if Deep Field Technologies had performed these functions as a stand-alone company.

      In conjunction with the Spin-off, Deep Field Technologies has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month to month basis until Deep Field Technologies has found replacement services for those services being provided by iVoice or can provide these services for itself.

NOTE 6  -  INCOME TAXES

      The reconciliation of the effective income tax rate to the Federal Statutory rate is as follows:

                Federal Income Tax Rate                            (34.0)%

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

                Deferred Tax charge (Credit)                         0.0 %
                Effect on Valuation Allowance                       38.1 %
                State Income Tax, Net of Federal Benefits           (4.1)%
                Effective Income Tax Rate                            0.0 %

      Prior to the Spin-off, the Company was included as part of iVoice's consolidated federal income tax return. The Company has provided a 100% valuation of its deferred tax assets.

NOTE 7  -  COMMITMENTS AND CONTINGENCIES

      On February 28, 2005, convertible debentures equal in principal to $400,000 were terminated and replaced with a secured promissory note in the amount of $500,000 ($400,000 representing replacement notes and $100,000 representing new financing).

      The Company will also assume an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of Deep Field Technologies. This amount is related to funds loaned to iVoice and is unrelated to the operations of Deep Field Technologies. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Deep Field Technologies, Inc., par value $.01 per share, for each dollar owed, (ii) the number of shares of Class A Common Stock of Deep Field Technologies, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

      The Company entered into a five-year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 3, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney has agreed to accept compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides, in its sole discretion, that the Company does not have the financial resources to pay him in cash. The number of Class B Common Stock shares to be issued Mr. Mahoney shall be equal to one share of Class B Common Stock for every dollar of compensation due and owing the Executive. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

      Deep Field Technologies entered into a five-year employment agreement with Mr. Meller as of October 1, 2004. Mr. Meller will serve as the Company's President, Chief Executive Officer and Chief Financial Officer for a term of five years. As consideration, Deep Field Technologies agreed to pay Mr. Meller the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. However, when Deep Field Technologies achieves annual sales equal to or greater than $2,000,000, Mr. Meller's base annual salary will automatically be increased to $145,000. Deep Field Technologies also agreed to pay Mr. Meller a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by Deep Field Technologies, net of any debt or other liabilities assumed by the Company, in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

of Class B Common Stock at the option of Mr. Meller.

      Mr. Meller will also be entitled to a sum of $50,000 upon the completion of the Spin-off. Mr. Meller has agreed to defer the cash receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation.

      In conjunction with the Spin-off, Deep Field Technologies has entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to- month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

           On September 9, 2005, Deep Field Technologies, Inc. entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement.


NOTE  8  -  CAPITAL STOCK

      Pursuant to the Company's certificate of incorporation, as amended, the Company is authorized to issue 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, par value of $1.00 per share. Below is a description of the Company's outstanding securities, including Class A Common Stock, Class B Common Stock, Class C Common Stock, and Preferred Stock.

a)    Class A Common Stock

      As of June 30, 2005, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 100 shares issued and outstanding. On August 4, 2005, the Company effected a 100,500-for-one forward stock split of the Class A Common Stock increasing the issued and outstanding shares to 10,050,000. The number of outstanding and issued Class A Common Stock shares was retroactively adjusted to reflect the aforementioned forward stock split that occurred on August 4, 2005.

      Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for payment of dividends. The Company has never paid any dividends on its Common Stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth objectives.

b)    Class B Common Stock

                          DEEP FIELD TECHNOLOGIES, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

      As of June 30, 2005, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Deep Field Technologies, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2005, no shares were issued or outstanding.

c)    Class C Common Stock

      As of June 30, 2005, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2005, no shares were issued or outstanding.

d)    Preferred Stock

      Deep Field Technologies is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2005, Deep Field Technologies has not issued any shares of Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form SB-2 previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

       Prior to August 5, 2005, the Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, and reflect significant assumptions and allocations. These financial statements do not necessarily reflect the financial position, results of operations and cash flows of Deep Field Technologies had it been a stand-alone entity.

       Deep Field Technologies seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide Deep Field Technologies with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, the Company's business will be formed from the contribution by iVoice of certain assets and related liabilities on or about August 5, 2005. In connection with this Spin-off by iVoice, iVoice, immediately prior to the Spin-Off, iVoice assigned and conveyed to Deep Field Technologies its Unified Messaging software business and related liabilities, including all intellectual property of iVoice relating to the Unified Messaging software business. The board and management of iVoice elected not to transfer any part of the working cash balance of iVoice to Deep Field Technologies. Based upon the current intention of Deep Field Technologies not to conduct any research and development or hire additional employees and instead focus on the sale of the existing Unified Messaging technology, the board has determined that, on balance, Deep Field Technologies has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that Deep Field Technologies has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

       The emerging nature of the unified messaging industry and unforeseen expenses from the separation from iVoice, make it difficult to assess the future growth of Deep Field Technologies.

       The Unified Messaging software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, the Company's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, Deep Field Technologies will develop and maintain its own credit and banking relationships and perform its own financial and investor relations functions. Deep Field Technologies may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

           Deep Field Technologies has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common

Stock unless certain conditions are met by Deep Field Technologies, including completing the Spin-Off, listing our Class A Common Stock on the Over-the-Counter Bulletin Board and having the registration statement of which the prospectus is a part declared effective by the SEC. of shares to be sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources."] If Deep Field Technologies cannot fund its working capital needs under the SEDA with Cornell Capital Partners, we will not be unable to obtain sufficient capital resources to operate our business, and we have no current other plans to obtain other alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

SEPARATION FROM IVOICE

       Deep Field Technologies was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly-owned subsidiary of iVoice. Deep Field Technologies had no material assets or activities until the contribution of the Unified Messaging software business from iVoice. After the Spin-Off, Deep Field Technologies will be an independent public company, with iVoice having no continuing ownership interest in Deep Field Technologies.

       On November 11, 2004, Deep Field Technologies received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and affiliate of Deep Field Technologies. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the SEDA, the employment agreements with Messrs. Mahoney and Meller and the administrative services agreement. Since this assignment, iVoice Technology 2 has no operating business, assets or known liabilities, and is currently in the process of being dissolved. When we refer to or describe any agreement, contract or other written instrument of Deep Field Technologies, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 2 and assigned to Deep Field Technologies.

       The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business to be transferred to Deep Field Technologies from iVoice as part of the Spin-Off. The financial information included in this report, however, is not necessarily indicative of what the Company's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

       Deep Field Technologies will operate the Unified Messaging software business. However, management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of Unified Messaging. Deep Field Technologies intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for Unified Messaging. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice's previous lack of sales and marketing efforts on Unified Messaging, the Company's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

       As of August 5, 2005, iVoice assigned, contributed and conveyed to SpeechSwitch corporate assets, liabilities and expenses related to the Unified Messaging software business, including the Unified Messaging software and all intellectual property of iVoice relating to the Unified Messaging software business and the assignment of iVoice's existing agreements and arrangements with dealers and resellers. This assignment, contribution and conveyance of assets, liabilities and expenses was based on an estimate of the proportion of such amounts allocable to Deep Field Technologies, utilizing such factors as total revenues, employee headcount and other relevant factors. Deep Field Technologies believes that these allocations have been made on a reasonable basis. Deep Field Technologies believes that all costs allocated to Deep Field Technologies are a reasonable representation of the costs that Deep Field Technologies would have incurred if Deep Field Technologies had performed these functions as a stand-alone company.

       In conjunction with the separation of the Unified Messaging software business from iVoice, Deep Field Technologies entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to Deep Field Technologies following the Spin-off. This agreement will continue on a month to month basis until Deep Field Technologies has found replacement services for those services being provided by iVoice or can provide these services for itself. Following the termination of the administrative services agreement, we expect that Deep Field Technologies will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and Deep Field Technologies, except that Deep Field Technologies will continue to sub-lease space from iVoice.

       Our shares of Class A Common Stock were distributed to iVoice's stockholders on or about August 12, 2005.

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      All revenues reported by Deep Field Technologies are derived from the sale or license of our unified messaging systems, which store all messages in one location for access, typically a groupware database with one single list of users for e-mail, voice, telephones and computers. Total revenues for the three months ended June 30, 2005 and June 30, 2004 were $0 and $2,790, respectively. The Unified Messaging business has only operated as a division and/or a subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the Unified Messaging business is attributable to the minimal resources made available by iVoice for the sales and marketing of the Unified Messaging software products. Management feels that the sales of the Unified Messaging software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If Deep Field Technologies can obtain funds under the SEDA, Deep Field Technologies will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

      Gross margin for the three months ended June 30, 2005 and June 30, 2004 was $0 (0.0%) and $1,653 (59.2%), respectively. The revenue in 2004 consisted primarily from installations of turn-key systems which carried a high material content. The 59.2% gross margin % reflect this content. The net decrease in gross margin dollars is the result of reduced sales.

      Total operating expenses increased to $85,166 for the three months ended June 30, 2005 from $9,994 for the three months ended June 30, 2004, an increase of $75,172. This increase in the current year is attributable to accrued salaries per the employment agreements with Mr. Mahoney and Mr. Meller, and legal fees for the preparation of the SEC filings and professional fees in connection with audit of the Deep Field results.

      The loss from continuing operations before other income (expense) for the three months ended June 30, 2005 was $85,166 compared to $8,341 for the three months ended June 30, 2004, an increase in the loss of $76,825. As discussed above, this increase primarily consists of accrued salaries and legal fees.

      Total other income (expense) for the three months ended June 30, 2005 were $5,527 as compared to $2,719 for the three months ending June 30, 2004, an increase of $2,808. During the three months ended June 30, 2005, Deep Field Technologies recorded $6,232 of interest expense on the outstanding loans and $705 of interest income on the bank accounts. In the three months ending June 30, 2004, iVoice, Inc allocated $4,277 for financing costs, $222 for interest expenses and $1,780 for other income to Deep Field Technologies. The allocated finance costs were for fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

      Net loss for the three months ending June 30, 2005 was $90,693 as compared to a loss of $11,060 for the three months ending June 30, 2004. The increase in net loss of $79,633 was the result of the factors discussed above.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      All revenues reported by Deep Field Technologies are derived from the sale or license of our unified messaging systems, which store all messages in one location for access, typically a groupware database with one single list of users for e-mail, voice, telephones and computers. Total revenues for the six months ended June 30, 2005 and June 30, 2004 were $112 and $5,652, respectively. The Unified Messaging business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the Unified Messaging business is attributable to the minimal resources made available by iVoice for the sales and marketing of the Unified Messaging software products. Management feels that the sales of the Unified Messaging software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If Deep Field Technologies can obtain funds under the SEDA, Deep Field Technologies will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

      Gross margin for the six months ended June 30, 2005 and June 30, 2004 was $112 (100.0%) and $3,367 (59.7%), respectively. The revenue in 2005 consists solely of deferred maintenance and incurred no direct costs. The revenue in 2004 consisted primarily from installations of turn-key systems which carried a higher material content. The 59.7% gross margin % reflect this content. The net decrease in gross margin dollars is the result of reduced sales.

      Total operating expenses increased to $148,042 for the six months ended June 30, 2005 from $22,413 for the six months ended June 30, 2004, an increase of $125,629. This increase in the current year is attributable to accrued salaries per the employment agreements with Mr. Mahoney and Mr. Meller, and legal fees for the preparation of the SEC filings and professional fees in connection with audit of the Deep Field results.

      The loss from continuing operations before other income (expense) for the six months ended June 30, 2005 was $147,930 compared to $19,046 for the six months ended June 30, 2004, an increase in the loss of $128,884. As discussed above, this increase primarily consists of accrued salaries and legal and audit fees.

      Total other income (expense) for the six months ended June 30, 2005 were $20,160 as compared to $36,085 for the six months ending June 30, 2004, an decrease of $15,925. During the six months ended June 30, 2005, Deep Field Technologies recorded $11,575 of interest expense, $1.415 of interest income and

$10,000 financing costs on the issuance of $100,000 of secured convertible debentures. In the six months ending June 30, 2004, iVoice, Inc allocated $38,248 for financing costs, $462 for interest expenses and $2,625 for other income to Deep Field Technologies. The allocated finance costs were for fees paid to Cornell Capital for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

      Net loss for the six months ending June 30, 2005 was $168,090 as compared to a loss of $55,131 for the six months ending June 30, 2004. The increase in net loss of $112,959 was the result of the factors discussed above.

As of June 30, 2005, Deep Field Technologies had two part-time employees.

      LIQUIDITY AND CAPITAL RESOURCES

      To date, Deep Field Technologies has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

       If we satisfy necessary conditions under the SEDA, we intend to sell shares of our Class A Common Stock as soon as possible in order to generate capital necessary to sustain our operations.

       On August 12 and November 19, 2004, Deep Field Technologies issued an aggregate of $400,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, the Company's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, which note accrues interest at rate of 12% per annum, but is not convertible into any equity security of Deep Field Technologies. On February 28, 2005, Deep Field Technologies borrowed an additional $100,000 pursuant to such promissory note. In connection with the issuances of the secured convertible debentures, Deep Field Technologies paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, Deep Field Technologies received a credit for fees that would otherwise have been payable upon the issuance of the $400,000 in replacement notes. Deep Field Technologies paid Cornell Capital Partners a fee of $10,000 in connection with its $100,000 borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by Deep Field Technologies pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

       On March 9, 2005, Deep Field Technologies received a non-binding letter of intent from Cornell Capital Partners whereby Cornell Capital Partners offered, subject to satisfaction of certain conditions, to purchase shares of the Company's common stock upon the terms set forth in the non-binding letter of intent and the definitive documentation to be executed after satisfaction of those closing conditions. On September 9, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, pursuant to which Deep Field Technologies may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the date that Deep Field Technologies delivers to Cornell

Capital Partners a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell Capital Partners is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective.

       However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by Deep Field Technologies, including the shares to be purchased by Cornell Capital Partners have been registered for resale under the Securities Act of 1933, as amended. If Deep Field Technologies cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of the Spin-off, August 5, 2005, will be approximately $260,000, which includes salaries for the Company's officers and employees, and, assuming Deep Field Technologies has no revenues in such period, Deep Field Technologies expects to incur liabilities, for the year ending December 31, 2005, of approximately $260,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. Management believes that the deficiency between the Company's expenses and net revenues will be more than covered by the cash available from the proceeds of the secured promissory note. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and Deep Field Technologies is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that Deep Field Technologies can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

       Except for these two financing agreements, the Company has no other significant sources of working capital or cash commitments. However, no assurance can be given that Deep Field Technologies will raise sufficient funds from such financing arrangements, or that Deep Field Technologies will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of the Company's financing is dependent upon.

       On August 5, 2005, Deep Field Technologies assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to Deep Field Technologies assets having an aggregate book value of $3,000. Deep Field Technologies believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

       Deep Field Technologies assumed from iVoice an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the unified messaging systems business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note, Deep Field Technologies, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either
(i) one share of Class B Common Stock of Deep Field Technologies, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of Deep Field

Technologies calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. Deep Field Technologies has yet to record this liability on its financial statements, as the promissory note was not assumed by Deep Field Technologies until August 5, 2005.

       Mr. Mahoney agreed to forego receiving any shares of Deep Field Technologies Class A Common Stock he is or would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

      Deep Field Technologies has entered into employment contracts with its Non-Executive Chairman of the Board of Directors and its President, Chief Executive Officer and Chief Financial Officer. As consideration, Deep Field Technologies agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. However, when Deep Field Technologies achieves annual sales equal to or greater than $2,000,000, Mr. Mahoney's base annual compensation will automatically be increased to $145,000. Mr. Mahoney will also be entitled to incentive compensation based upon acquisitions completed by Deep Field Technologies. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Deep Field Technologies in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Deep Field Technologies) should his employment be terminated following a change in control, as defined in the employment agreement.

      Deep Field Technologies entered into an employment agreement with Mr. Meller as of October 1, 2004. Mr. Meller will serve as the Company's President, Chief Executive Officer and Chief Financial Officer for a term of five years. As consideration, Deep Field Technologies agreed to pay Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. However, when Deep Field Technologies achieves annual sales equal to or greater than $2,000,000, Mr. Meller's base annual salary will automatically be increased to $145,000. Mr. Meller will also be entitled to incentive compensation based upon acquisitions completed by Deep Field Technologies. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Deep Field Technologies in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Deep Field Technologies) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $50,000 upon the completion of the Spin-off. Mr. Meller has agreed to forego the cash receipt of the $50,000 until such time that management believes it has sufficient financing in place to fund this obligation.

       During the six months ended June 30, 2005, the Company had a net increase in cash of $30,224. The Company's principal sources and uses of funds were as follows:

       CASH USED BY OPERATING ACTIVITIES. The Company used $69,776 in cash for operating activities in the six months ended June 30, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

       CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2005 provided a total of $100,000 in cash. This consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

           Certain statements in this report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

RISKS RELATED TO OUR BUSINESS

DEEP FIELD TECHNOLOGIES WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

           As a result of the Company's limited operating history, the currently difficult economic conditions of the telecommunications marketplace and the emerging nature of the unified messaging industry, it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time its Unified Messaging software has been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described herein.

           We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

           Deep Field Technologies has no operating history as an independent public company and may be unable to operate profitably as a stand-alone company.

           Although iVoice has operated as a reporting public company since 2000 and has sold computerized telephony software since 1997, Deep Field Technologies does not have an operating history as an independent public company. Historically, since the businesses that comprise each of Deep Field Technologies and iVoice have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. iVoice has operated the Unified Messaging software business since the first quarter of 2000. After the Spin-off, Deep Field Technologies will be able to rely only on the Unified Messaging software business for such requirements. The Unified Messaging software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, the Company's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, Deep Field Technologies will maintain its own credit and banking relationships and perform its own financial and investor relations functions. Deep Field Technologies may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

IVOICE'S OPERATIONS DEMONSTRATE A HISTORY OF NET LOSSES AND CASH FLOW SHORTFALLS AND THE COMPANY'S LIKELY WILL AS WELL.

           iVoice, of which Deep Field Technologies was a part, has incurred recurring operating losses. iVoice used cash in operations of approximately $1,213,000 and $1,142,000 during the years ended December 31, 2004 and 2003, respectively, and has a history of net losses. iVoice had a cash balance of approximately $8,000,000 and $4,500,000 at December 31, 2004 and 2003,
respectively, and current assets exceeded current liabilities by approximately $5,100,000 and $3,200,000 at December 31, 2004 and 2003, respectively. iVoice had stockholders' equity of approximately $5,400,000 and $3,400,000 at December 31, 2004 and 2003, respectively. The Unified Messaging software business had net losses of approximately $194,000 and $29,000 for the years ended December 31, 2004 and 2003, respectively, and used cash in operations of approximately $150,000 and $27,000 during the years ended December 31, 2004 and 2003, respectively . During the year ended December 31, 2004 and the three months ending March 31, 2005, substantially all of this financing has been provided by Cornell Capital Partners. There can be no assurance that Deep Field Technologies will have operations separately that fare any better than those of iVoice.

OUR HISTORICAL INFORMATION HAS LIMITED RELEVANCE TO OUR RESULTS OF OPERATIONS AS A SEPARATE COMPANY.

           The historical financial information we have included in this report does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because iVoice did not account for us as, and we were not operated as, a single stand-alone business for the periods presented. Deep Field Technologies has received a going concern opinion from its independent auditors that describes the uncertainty regarding its ability to continue as a going concern.

           Deep Field Technologies has received a report from its independent auditors for the fiscal years ended December 31, 2004 and December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors' opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

           Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our consolidated financial statements as a result of the going concern modification to the report of our independent registered public accounting firm. If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

           There can be no assurance that management's plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on our business and operations and result in charges that would be material to our business and results of operations.

THE COMPANY'S FUTURE REVENUE AND OPERATING RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE, WHICH COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE.

           Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

           o the timing of sales of our products and services, particularly in light of our minimal sales history;

           o the introduction of competitive products by existing or new competitors;

           o   reduced demand for any given product;

           o   difficulty in keeping current with changing technologies;

           o unexpected delays in introducing new products, new product features and services;

           o increased or uneven expenses, whether related to sales and marketing, product development or administration;

           o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects; o the mix of product license and services revenue;

           o seasonality in the end-of-period buying patterns of foreign and domestic software markets;

           o   the market's transition between operating systems; and

           o costs related to possible acquisitions of technology or businesses.

           Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decline.

DEEP FIELD TECHNOLOGIES HAS IN THE PAST AND MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLDINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

           We have relied on the private placement of promissory notes to obtain working capital and may continue to do so in the future. As of the date of this registration statement, we have outstanding promissory notes. The $190,000 promissory note owing to Mr. Mahoney provides that, at Mr. Mahoney's option, principal and interest due on the note can be converted into shares of the Company's Class B Common Stock which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which iVoice had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

           In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

           In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock,

           o the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

           o increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock,

           o the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company, and

           o in the event of our voluntary or involuntary liquidation while the secured convertible debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

           In addition, if the market price declines significantly, we could be required to issue a number of shares of Class A Common Stock sufficient to result in our current stockholders not having an effective vote in the election of directors and other corporate matters. In the event of a change in control of the Company, it is possible that the new majority stockholders may take actions that may not be consistent with the objectives or desires of our current stockholders.

           We are required to convert our existing convertible obligations based upon a formula that varies with the market price of our common stock. As a result, if the market price of our Class A Common Stock increases after the issuance of our convertible obligations, it is possible, that, upon conversion of our convertible obligations, we will issue shares of Class A Common Stock at a price that is far less than the then-current market price of our Class A Common Stock.

           If the market price of our Class A Common Stock decreases after issuance of our convertible obligations, upon conversion, we will have to issue an increased number of shares to the holders of our convertible obligations. Any sale of convertible obligations may result in a very large conversion at one time. If we do not have a sufficient number of shares to cover the conversion, we may have a risk of a civil lawsuit.

IF DEEP FIELD TECHNOLOGIES LOSES THE SERVICES OF ANY KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

           We are dependent on our key officers and directors, including Jerome
R. Mahoney and Mark Meller, our Chairman of the Board and our President, Chief Executive Officer and Chief Financial Officer, respectively. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. To minimize the effects of such loss, Deep Field Technologies has entered into employment contracts with Jerome Mahoney and Mark Meller.

OUR POTENTIAL FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

           Deep Field Technologies may seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of Deep Field Technologies. Deep Field Technologies may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. The inability of Deep Field Technologies to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of Deep Field Technologies. Furthermore, through the acquisition of additional businesses, Deep Field Technologies may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While Deep Field Technologies may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, Deep Field Technologies, in all likelihood, will have the ability to effect only a single business acquisition at one time. Currently, Deep Field Technologies has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

MEMBERS OF THE COMPANY'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE SPIN-OFF; DEEP FIELD TECHNOLOGIES DOES NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING CONFLICTS IN THE FUTURE.

           After the Spin-off, Mr. Mahoney, a member of the board of directors, will own iVoice shares and have the right to convert $190,000 of indebtedness into 190,000 shares of Deep Field Technologies Class B Common Stock which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which iVoice had ever issued its Class A Common Stock. In addition, Mr. Mahoney has the right to convert the amount of all accrued and unpaid interest on such indebtedness into one share of Deep Field Technologies Class B Common Stock for each dollar of accrued and unpaid interest. As of June 30, 2005, accrued and unpaid interest on this indebtedness was $32,110. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. In addition, following the Spin-off, we anticipate that Mr. Mahoney, the Chairman of the Board of Deep Field Technologies will also continue to serve as the Chairman of the Board and Chief Executive Officer of iVoice. These relationships could create, or appear to create, potential conflicts of interest when the Company's directors and management are faced with decisions that could have different implications for Deep Field Technologies and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, Deep Field Technologies and any other projects. Other examples could include potential business acquisitions that would be suitable for either Deep Field Technologies or iVoice, activities undertaken by iVoice in the future that could be in direct competition with Deep Field Technologies, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and Deep Field Technologies following the Spin-off. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Deep Field Technologies following the Spin-off. Furthermore, Deep Field

Technologies does not have any formal procedure for resolving such conflicts of interest should they arise following the Spin-off.

THE COMPANY'S INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECOME OBSOLETE.

           We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

DEEP FIELD TECHNOLOGIES STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

           On September 9, 2005, Deep Field Technologies, Inc. entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two year period. [see "Liquidity and Capital Resources], Deep Field Technologies stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on the Company's shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Deep Field Technologies Class A Common Stock.

           Except for the potential sale of Class A Common Stock to Cornell Capital Partners on the terms of the SEDA, Deep Field Technologies has no expectations or plans to conduct future equity offerings. Management believes that the SEDA will provide the Company sufficient capital resources to conduct its business as currently planned over the 12-month period following the Spin-off. However, Cornell Capital Partners is under no obligation to purchase shares of Class A Common Stock unless certain conditions are satisfied by Deep Field Technologies, including having the registration statement relating to such Class A Common Stock declared effective. If Deep Field Technologies cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on our financial condition. Management believes that its going-forward expenses over the next 12 months will be approximately $240,000 and, assuming that Deep Field Technologies has no revenues, Deep Field Technologies expects to have aggregate cash expenditures of approximately $240,000 which includes salaries of the Company's officers and employees for the year ending December 31, 2005. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. Management believes that the deficiency between the Company's expenses and net revenues will be more than covered by the cash available from the proceeds of the secured promissory note. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and Deep Field Technologies is unable to obtain funds from the equity line of credit, management believes that Deep Field Technologies can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

THE TREND TOWARD CONSOLIDATION IN THE COMPANY'S INDUSTRY MAY IMPEDE ITS ABILITY TO COMPETE EFFECTIVELY.

           As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

DEEP FIELD TECHNOLOGIES FACES INTENSE PRICE-BASED COMPETITION FOR LICENSING OF ITS PRODUCTS WHICH COULD REDUCE PROFIT MARGINS.

           Price competition is often intense in the software market, especially for computerized telephony software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins. Neither iVoice nor Deep Field Technologies has experienced any pressure from price competition on the pricing of its Unified Messaging software products in the past, but Deep Field Technologies believes that this pressure could occur in the future.

DEEP FIELD TECHNOLOGIES MAY BE UNSUCCESSFUL IN ADAPTING TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF TELECOMMUNICATIONS IN A TIMELY MANNER.

           Critical issues concerning the commercial use of telecommunications, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of telecommunications as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the telecommunications environment into our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

DEEP FIELD TECHNOLOGIES MAY BE UNSUCCESSFUL IN CONTINUING EXISTING DISTRIBUTION CHANNELS OR IN DEVELOPING NEW DISTRIBUTION CHANNELS.

           Due to our limited operating history, we currently offer products directly to end-users and through dealer and reseller channels established by iVoice. We intend to assume iVoice's relationships and contractual arrangements with these dealers and resellers. However, there can be no assurance that these dealers and resellers will wish to continue their existing arrangements, or create new arrangements, with us. If we cannot continue to use iVoice's existing dealer and reseller channels, we will need to develop a new network of dealers and resellers. However, we may not be able to effectively develop our own network of resellers and dealers to distribute our software products. If we cannot assume iVoice's existing distribution channels and we cannot develop our own new distribution channels this would have a material adverse effect on us and our financial condition. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

RESTRICTIVE PRODUCT RETURN POLICIES MAY LIMIT THE COMPANY'S SALES AND PENETRATION INTO THE MARKETPLACE.

           Deep Field Technologies only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee. End users who purchase products directly from Deep Field Technologies may not return such products to Deep Field Technologies under any circumstances. Such policies may deter resellers and end users from purchasing our products in a competitive and quickly evolving marketplace, and have a material adverse effect on our ability to remain competitive with similar products.

DEEP FIELD TECHNOLOGIES MAY DEPEND ON DISTRIBUTION BY RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF REVENUES.

           We may distribute some of our products through resellers and distributors. We intend to assume iVoice's existing relationships and contractual relationships with its resellers and distributors. To effectively do so, we must establish and maintain good working relationships with these resellers and distributors. If we are unsuccessful in establishing and maintaining relationships with iVoice's existing resellers and distributors or with new resellers and distributors, or if these resellers and distributors are unsuccessful in reselling our products, our future net revenues and operating results may be adversely affected. Deep Field Technologies does not have any material relationship with any single distributor or reseller.

THE LIMITED SCOPE OF RESULTS OF THE COMPANY'S RESEARCH AND DEVELOPMENT MAY LIMIT THE ABILITY OF DEEP FIELD TECHNOLOGIES TO EXPAND OR MAINTAIN ITS SALES AND PRODUCTS IN A COMPETITIVE MARKETPLACE.

           Deep Field Technologies currently has no plans to engage in research and development of new products or improvements on existing technologies. Failure to engage in such research and to develop new technologies or products or upgrades, enhancements, applications or uses for existing technologies may place Deep Field Technologies at a competitive disadvantage in the marketplace for its products. As no current research and development program currently exists within Deep Field Technologies, any future research and development programs could cause us to incur substantial fixed costs which may result in such programs being prohibitively expensive to initiate without substantial additional financing being obtained on favorable terms. Also, the lack of any current research and development program may result in an extended launch period for a research and development program at a point in our business when time is of the essence. These delays could have a material adverse effect on the amount and timing of future revenues.

           Such limited research and development may also adversely affect the ability of Deep Field Technologies to test any new technologies which may be established in the future in order to determine if they are successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

IF DEEP FIELD TECHNOLOGIES MUST RESTRUCTURE ITS OPERATIONS, VALUABLE RESOURCES WILL BE DIVERTED FROM OTHER BUSINESS OBJECTIVES.

           We intend to continually evaluate our product and corporate strategy. We have in the past undertaken, and will in the future undertake, organizational changes and/or product and marketing strategy modifications. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

POTENTIAL SOFTWARE DEFECTS AND PRODUCT LIABILITY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED COSTS AND DIMINISHED OPERATING RESULTS.

           Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim may have a material adverse effect on our business, operating results and financial condition.

DEEP FIELD TECHNOLOGIES RELIES ON THIRD PARTY TECHNOLOGIES WHICH MAY NOT SUPPORT DEEP FIELD TECHNOLOGIES PRODUCTS.

           Our software products are designed to run on the Microsoft(R) Windows(R) operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from industry leaders such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

DEEP FIELD TECHNOLOGIES FACES AGGRESSIVE COMPETITION IN MANY AREAS OF THE BUSINESS, AND THE BUSINESS WILL BE HARMED IF DEEP FIELD TECHNOLOGIES FAILS TO COMPETE EFFECTIVELY.

           We encounter aggressive competition from numerous competitors in many areas of our business. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. Our competition may engage in research and development to develop new products and periodically enhance existing products in a timely manner, while we have no established plan or intention to engage in any manner of research or development. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines. The market in which we compete is influenced by the strategic direction of major computer hardware manufacturers and operating system software providers.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

           We are dependent on external financing to fund our operations. Our financing needs are expected to be provided, through the possible sale of Class A Common Stock on the terms of the SEDA from Cornell Capital Partners.

           Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock, Cornell Capital Partners will be obligated to purchase shares of Class A Common Stock only upon the satisfaction of certain conditions being met by Deep Field Technologies, including having the registration statement relating to such Class A Common Stock declared effective. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." If Deep Field Technologies cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not have sufficient capital resources to operate our business and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access such financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition and our business.

OUR OBLIGATIONS UNDER THE SECURED PROMISSORY NOTE ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

           Our obligations under the secured promissory note issued to Cornell Capital Partners are secured by substantially all of our assets. As a result, if we default under the terms of the secured promissory note, Cornell Capital Partners could foreclose its security interest and liquidate all of our assets. This would cause operations to cease.

JEROME MAHONEY, THE CHAIRMAN OF THE BOARD OF DEEP FIELD TECHNOLOGIES, MAY HAVE CONTROL OVER THE MANAGEMENT AND DIRECTION OF DEEP FIELD TECHNOLOGIES.

           Mr. Mahoney will have the right to convert $190,000 of indebtedness, together with any accrued but unpaid interest on such indebtedness, into 190,000 shares (not including shares receivable upon conversion of accrued and unpaid interest on the promissory note) of Deep Field Technologies Class B Common Stock, which Class B Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which iVoice had ever issued its Class A Common Stock. Interest accrues on the outstanding principal balance of the note at a rate of 2% per annum. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney converts his indebtedness into 190,000 shares of Class B Common Stock, he will have voting rights equal to 19,000,000 shares of Class A Common Stock and will have control over the management and direction of Deep Field Technologies, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

           In addition, Mark Meller, our Chief Executive Officer and Chief Financial Officer, has granted an irrevocable proxy to Jerome Mahoney (or his designee) to vote and exercise all voting and related rights with respect to certain shares of our Common Stock that are owned at any time by Mr. Meller.

THE COMPANY'S MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE UNTESTED.

           We have only recently assembled our management team as part of the Spin-off and changes in our operating structure. Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships after the Spin-off. As a result, we may be unable to effectively develop and sell our software products and Deep Field Technologies, as a business, may fail.

DEEP FIELD TECHNOLOGIES RELIES ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS WHICH MAY NOT REMAIN UNIQUE TO DEEP FIELD TECHNOLOGIES.

           We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws.

           We do not have any patents or statutory copyrights on any of our proprietary technology that we believe to be material to our future success. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

           In selling our products, we rely primarily on shrink-wrap licenses that are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as do the laws of the United States.

           Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We do not own any U.S. or foreign patents or registered intellectual property. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us.

           Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

           There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. As a consequence, any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

DEEP FIELD TECHNOLOGIES MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

           We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

           In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

           o cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely effect our revenue;

           o obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

           o redesign our products, which would be costly and time-consuming.

DEEP FIELD TECHNOLOGIES MAY INCUR INCREASED EXPENSES AFTER THE ADMINISTRATIVE SERVICES AGREEMENT WITH IVOICE IS TERMINATED.

           In connection with its spin-off, Deep Field Technologies has entered into an administrative services agreement with iVoice. Under this agreement, iVoice is providing Deep Field Technologies with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where Deep Field Technologies needs assistance and support. The agreement will continue following the completion of the Spin-off on a month-to-month basis. Upon termination of the agreement, Deep Field Technologies will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which Deep Field Technologies has been required to pay under the administrative services agreement.

ITEM 3.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as June 30, 2005. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Principal Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS

     a) Exhibits:

                31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Deep Field Technologies, Inc.

By: /s/ Mark Meller                           Date:     September 16, 2005
    ----------------------------------------------------------------------------
Mark Meller, President,
Chief Executive Officer and
Chief Financial Officer

                                INDEX OF EXHIBITS

                31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002