Form 10QSB
period 2005-09-30
Deep Field Technologies, Inc.
filed 2005-11-10
CIK 1308026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  _____________

                                   FORM 10-QSB
                                  _____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

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

                                TABLE OF CONTENTS
                                -----------------







PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Financial Statements (Unaudited)

                    Balance Sheet - September 30, 2005 .................       2

                    Statements of Operations -
                    For the nine months and three months ended
                    September 30, 2005 and 2004 ........................       3

                    Statements of Cash Flow -
                    For the nine months ended September 30, 2005
                    and 2004 ...........................................       4

                    Notes to Condensed Financial Statements ............  5 - 13

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition or Plan of Operation ........... 14 - 20

           Item 3.  Controls and Procedures ............................      21




PART II.   OTHER INFORMATION

           Item 6.  Exhibits ...........................................      21

                          DEEP FIELD TECHNOLOGIES, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005





                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                          $    254,551
Prepaid expenses                                                          6,344
                                                                   ------------
      Total current assets                                              260,895
                                                                   ------------
TOTAL ASSETS                                                       $    260,895
                                                                   ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES

Accounts payable and accrued expenses                              $    257,069
Due to Related Parties                                                  150,906
Notes payable to related parties                                        190,000
Notes Payable                                                           500,000
                                                                   ------------
      Total current liabilities                                       1,097,975
                                                                   ------------


COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
      no shares issued and outstanding                                       --
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
      10,013,984 shares issued and outstanding                               --
  Class B - $.01 par value; authorized 50,000,000 shares;
      no shares issued and outstanding                                       --
  Class C - $.01 par value; authorized 20,000,000 shares;
      no shares issued and outstanding                                       --
Additional paid in capital                                                   --
Accumulated deficit                                                    (837,080)
                                                                   ------------
      Total stockholders' deficit                                      (837,080)
                                                                   ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $    260,895
                                                                   ============



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                                              For the Nine Months Ended       For the Three Months Ended
                                                                     September 30                    September 30
                                                             ----------------------------    ----------------------------
                                                                 2005            2004            2005            2004
                                                             ------------    ------------    ------------    ------------
SALES, net                                                   $        112    $      6,160    $         --    $        518

COST OF SALES                                                          --           2,353              --              78
                                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                                          112           3,807              --             440
                                                             ------------    ------------    ------------    ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

  Selling and marketing expenses                                       --           1,807              --              76
  General and administrative expenses                             451,306          27,643         303,264           8,900
  Research and development expenses                                    --           2,016              --             241
  Depreciation and amortization                                        --           1,439              --           1,275
                                                             ------------    ------------    ------------    ------------
Total selling general and administrative expenses                 451,306          32,905         303,264          10,492
                                                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                             (451,194)        (29,098)       (303,264)        (10,052)
                                                             ------------    ------------    ------------    ------------

OTHER INCOME \ (EXPENSE)
  Other income                                                      2,800           4,015           1,386           1,390
  Interest expense                                                (40,944)         (2,312)        (29,369)         (1,850)
  Write off of (financing costs) and allocation adjustment        (10,000)        (31,546)             --           6,702
                                                             ------------    ------------    ------------    ------------
Total other income \ (expense)                                    (48,144)        (29,843)        (27,983)          6,242
                                                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                         (499,338)        (58,941)       (331,247)         (3,810)

PROVISION FOR INCOME TAXES                                             --              --              --              --
                                                             ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON SHARES                         $   (499,338)   $    (58,941)   $   (331,247)   $     (3,810)
                                                             ============    ============    ============    ============
NET LOSS PER COMMON SHARE
  Basic                                                      $      (0.05)          (0.01)   $      (0.03)   $      (0.00)
                                                             ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                        10,013,984      10,013,984      10,013,984      10,013,984
                                                             ============    ============    ============    ============


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004




                                                                        2005            2004
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $   (499,338)   $    (58,941)
  Adjustments to reconcile net loss to net cash (used in)
  operating activities
  Depreciation                                                                --           1,439

Changes in certain assets and liabilities:
  Decrease in accounts receivable                                          3,000              --
  Decrease in inventory                                                      317              --
  Increase in prepaid expenses                                            (6,344)             --
  Increase (decrease) in accounts payable and accrued liabilities        209,556         (71,727)
  Increase in due to related parties                                     150,906              --
  Decrease in deferred maintenance contracts                                (112)             --
                                                                    ------------    ------------
      Total cash (used in) operating activities                         (142,015)       (129,229)
                                                                    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sales of convertible debentures                      100,000         200,000
  Net investment by iVoice, Inc                                           (3,000)         49,129
  Paid in capital                                                             --          50,000
                                                                    ------------    ------------
      Total cash provided by financing activities                         97,000         299,129
                                                                    ------------    ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                    (45,015)        169,900

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          299,566              --
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $    254,551    $    169,900
                                                                    ============    ============

CASH PAID DURING THE PERIOD FOR:
  Interest expense                                                  $         --    $     33,585
                                                                    ============    ============
  Income taxes                                                      $         --    $         --
                                                                    ============    ============





                   The accompanying notes are an integral part
                    of these condensed financial statements.

                         PART I -- FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

NOTE 1 - BACKGROUND

     The unaudited interim financial statements included herein have been prepared by Deep Field Technologies, Inc. ("Deep Field Technologies" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto, previously filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

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

     In conjunction with the Spin-off, Deep Field Technologies entered into a temporary administrative services agreement with iVoice. This agreement will continue on a month-to-month basis until Deep Field Technologies is able to replace any or all of the services currently being provided by iVoice.

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

     The Company reclassified certain amounts for the nine months ended September 30, 2004 to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2004


NOTE 2 - BUSINESS OPERATIONS

     The Company will continue to develop, market and license the Unified Messaging line, which was developed by iVoice. With Unified Messaging, e-mail, voice mail and faxes can be handled through a desktop computer or telephone. All messages can be viewed and acted upon in order of importance via Microsoft Outlook or a web browser. E-mail can also be retrieved over the phone, using text-to-speech, and responded to with a voice message that will be directed to a fax machine.


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

     As of September 30, 2005, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

     The accompanying financial statements up thru August 4, 2005, had been derived from the consolidated financial statements and accounting records of iVoice Inc. a publicly traded company, using the historical results of operations and historical basis of assets and liabilities of the Company's Interactive Voice Response business. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position, and cash flows in the future or what its results of operations, financial position and cash flows would have had the Company been a stand-alone company during the periods presented.

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

     Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

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

h)   Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

i)   Organization Costs

     Organization costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

j)   (Loss) Per Share

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

                                          For the Nine months ended         For the Three months ended
                                       -------------------------------   -------------------------------
                                       Sept. 30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                       --------------   --------------   --------------   --------------
Pro Forma Basis and diluted purposes       10,013,984       10,013,984       10,013,984       10,013,984

k)   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, As of September 30, 2005 and 2004, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

l)   Recent Accounting Pronouncements

     In December 2003, the FASB issued Interpretation No. 46-R, "Consolidation of Variable Interest Entities" ("FIN 46-R"). FIN 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46 became effective for the Company during the third quarter of fiscal 2004. The adoption of this new standard did not have any impact on the Company's financial position, results of operations or cash flows.

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

     On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


NOTE 5 - RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2004, iVoice allocated operating costs of $49,129 to Deep Field Technologies. These allocations are reflected in the selling, general and administrative, cost of revenue and research and development line items in our statements of operations. The general corporate expense allocation is primarily for cash management, selling expense, legal, accounting, tax, insurance, public relations, advertising, transfer agents, and human resources. The amortization of the Unified Messaging software has been reflected as cost of sales. Other general categories of operating expense, as well as other income and expense, have been allocated to Deep Field Technologies by iVoice based upon a ratio of revenue of the Unified Messaging software over total iVoice revenue for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if Deep Field Technologies had performed these functions as a stand-alone company.

     In conjunction with the Spin-off, Deep Field Technologies has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month to month basis until Deep Field Technologies has found replacement services for those services being provided by iVoice or can provide these services for itself.

NOTE 6 - INCOME TAXES

     The reconciliation of the effective income tax rate to the Federal Statutory rate is as follows:

     Federal Income Tax Rate .................................     (34.0)%
     Deferred Tax charge (Credit) ............................       0.0 %
     Effect on Valuation Allowance ...........................      38.1 %
     State Income Tax, Net of Federal Benefits ...............      (4.1)%
     Effective Income Tax Rate ...............................       0.0 %

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

     The Company also assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of Deep Field Technologies. This amount is related to funds loaned to iVoice and is unrelated to the operations of Deep Field Technologies. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Deep Field Technologies, Inc., par value $.01 per share, for each dollar owed,
(ii) the number of shares of Class A Common Stock of Deep Field Technologies, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

     The Company entered into a five-year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 3, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.
When Deep Field Technologies achieves annual sales equal to or greater than $2,000,000, Mr. Mahoney's base annual compensation will automatically be increased to $145,000. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Mr. Mahoney has agreed to accept part of his compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides, in its sole discretion, that the Company does not have the financial resources to pay him in cash. The number of Class B Common Stock shares to be issued Mr. Mahoney shall be equal to one share of Class B Common Stock for every dollar of compensation due and owing the Executive.

     Deep Field Technologies entered into a five-year employment agreement with Mr. Meller as of October 1, 2004. Mr. Meller will serve as the Company's President, Chief Executive Officer and Chief Financial Officer for a term of five years. As consideration, Deep Field Technologies agreed to pay Mr. Meller the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. However, when Deep Field Technologies achieves annual sales equal to or greater than $2,000,000, Mr. Meller's base annual salary will automatically be increased to $145,000. Deep Field

Technologies also agreed to pay Mr. Meller a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by Deep Field Technologies, net of any debt or other liabilities assumed by the Company. This bonus would be payable in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Meller.

     Mr. Meller is also entitled to a sum of $50,000 earned by the completion of the Spin-off. Mr. Meller has agreed to defer the cash receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation.

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

a)   Class A Common Stock

     As of September 30, 2005, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 100 shares issued and outstanding. On August 4, 2005, the Company effected a 100,500-for-one forward stock split of the Class A Common Stock increasing the issued and outstanding shares to 10,013,984. The number of outstanding and issued Class A Common Stock shares was retroactively adjusted to reflect the aforementioned forward stock split that occurred on August 4, 2005.

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

b)   Class B Common Stock

     As of September 30, 2005, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that Deep Field Technologies, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2005, no shares were issued or outstanding.

c)   Class C Common Stock

     As of September 30, 2005, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2005, no shares were issued or outstanding.

d)   Preferred Stock

     Deep Field Technologies is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2005, Deep Field Technologies has not issued any shares of Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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



OVERVIEW AND PLAN OF OPERATION

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

     Deep Field Technologies seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide Deep Field Technologies with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, the Company's business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005. In connection with this Spin-off by iVoice, iVoice, immediately prior to the Spin-Off, assigned and conveyed to Deep Field Technologies its Unified Messaging software business and related liabilities, including all intellectual property of iVoice relating to the Unified Messaging software business. The board and management of iVoice elected not to transfer any part of the working cash balance of iVoice to Deep Field Technologies. Based upon the current intention of Deep Field Technologies not to conduct any research and development or hire additional employees and instead focus on the sale of the existing Unified Messaging technology, the board has determined that, on balance, Deep Field Technologies has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that Deep Field Technologies has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

     The emerging nature of the unified messaging industry and unforeseen expenses from the separation from iVoice, make it difficult to assess the future growth of Deep Field Technologies.

     The Unified Messaging software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, the Company's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, Deep Field Technologies developed and maintains its own credit and banking relationships and perform its own financial and investor relation functions. Deep Field Technologies may not be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

     Deep Field Technologies has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by Deep Field Technologies, including completing the Spin-Off, listing our Class A Common Stock on the Over-the-Counter Bulletin Board and having a registration statement declared effective by the SEC. of shares to be sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources."] As of September 30, 2005, pursuant to the above mentioned terms of the SEDA, Deep Field Technologies Class A Common Stock is listed and trades on the Over-the-Counter Bulletin Board and the Spin-Off has been completed.

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

SEPARATION FROM IVOICE

     Deep Field Technologies was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly-owned subsidiary of iVoice. Deep Field Technologies had no material assets or activities until the contribution of the Unified Messaging software business from iVoice. Pursuant to the Spin-Off, Deep Field Technologies is now operating as an independent public company, with iVoice having no continuing ownership interest in Deep Field Technologies.

     On November 11, 2004, Deep Field Technologies received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the SEDA, the employment agreements with Messrs. Mahoney and Meller and the administrative services agreement. Since this assignment, iVoice Technology 2 has no operating business, assets or known liabilities, and is currently in the process of being dissolved. When we refer to or describe any agreement, contract or other written instrument of Deep Field Technologies, may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 2 and assigned to Deep Field Technologies.

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to Deep Field Technologies from iVoice as part of the Spin-Off. The financial information included in this report, however, is not necessarily indicative of what the Company's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

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

     Our shares of Class A Common Stock were distributed to iVoice's stockholders on August 12, 2005.


THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     All revenues reported by Deep Field Technologies are derived from the sale or license of our unified messaging systems, which store all messages in one location for access, typically a groupware database with one single list of users for e-mail, voice, telephones and computers. Total revenues for the three months ended September 30, 2005 and September 30, 2004 were $0 and $ 518, respectively. The Unified Messaging business has only operated as a division and/or a subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the Unified Messaging business is attributable to the minimal resources made available by iVoice for the sales and marketing of the Unified Messaging software products. Management feels that the sales of the Unified Messaging software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If Deep Field Technologies can obtain funds under the SEDA, Deep Field Technologies will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

     Gross margin for the three months ended September 30, 2005 and September 30, 2004 was $0 (0.0%) and $ 440 (84.9%), respectively. The revenue in 2004 consisted primarily from installations of turn-key systems which carried a high material content. The net decrease in gross margin dollars is the result of reduced sales.

     Total operating expenses increased to $ 303,264 for the three months ended September 30, 2005 from $ 10,492 for the three months ended September 30, 2004, an increase of $ 292,772. This increase in the current year is attributable to accrued salaries per the employment agreements with Mr. Mahoney and Mr. Meller, and legal fees for the preparation of the SEC filings and various other professional fees.

     The loss from continuing operations before other income (expense) for the three months ended September 30, 2005 was $ 303,264 compared to $ 10,052 for the three months ended September 30, 2004, an increase in the loss of $ 293,212. As discussed above, this increase primarily consists of accrued salaries and legal fees.

     Total other income (expense) for the three months ended September 30, 2005 were ($ 27,983) as compared to $ 6,242 for the three months ended September 30, 2004, a decrease of $ 34,225. During the three months ended September 30, 2005, Deep Field Technologies recorded $ 29,369 of interest expense on the outstanding loans and $ 1,386 of interest income on the bank accounts. In the three months ended September 30, 2004, iVoice, Inc allocated $ 6,702 for financing costs, $ 1,850 for interest expenses and $ 1,390 for other income to Deep Field Technologies. The allocated finance costs were for fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

     Net loss for the three months ended September 30, 2005 was $ 331,247 as compared to a loss of $ 3,810 for the three months ended September 30, 2004. The increase in net loss of $ 327,437 was the result of the factors discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     All revenues reported by Deep Field Technologies are derived from the sale or license of our unified messaging systems, which store all messages in one location for access, typically a groupware database with one single list of users for e-mail, voice, telephones and computers. Total revenues for the nine months ended September 30, 2005 and September 30, 2004 were $ 112 and $ 6,160, respectively. The Unified Messaging business has only operated as a division and/or a subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the Unified Messaging business is attributable to the minimal resources made available by iVoice for the sales and marketing of the Unified Messaging software products. Management feels that the sales of the Unified Messaging software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If Deep Field Technologies can obtain funds under the SEDA, Deep Field Technologies will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

     Gross margin for the nine months ended September 30, 2005 and September 30, 2004 was $ 112 (100.0%) and $ 3,807 (61.8%), respectively. The revenue in 2004 consisted primarily from installations of turn-key systems which carried a high material content. The net decrease in gross margin dollars is the result of reduced sales.

     Total operating expenses increased to $ 451,306 for the nine months ended September 30, 2005 from $ 32,905 for the nine months ended September 30, 2004, an increase of $ 418,401. This increase in the current year is attributable to accrued salaries per the employment agreements with Mr. Mahoney and Mr. Meller, and legal fees for the preparation of the SEC filings and various other professional fees.

     The loss from continuing operations before other income (expense) for the nine months ended September 30, 2005 was $ 451,194 compared to $ 29,098 for the nine months ended September 30, 2004, an increase in the loss of $ 422,096. As discussed above, this increase primarily consists of accrued salaries and legal and audit fees.

     Total other income (expense) for the nine months ended September 30, 2005 were $ (48,144) as compared to $ (29,843) for the nine months ended September 30, 2004, an increase in expenses of $ 18,301. During the nine months ended September 30, 2005, Deep Field Technologies recorded $ 40,944 of interest expense, $ 2,800 of interest income and $10,000 financing costs on the issuance of $100,000 of secured convertible debentures. In the nine months ended September 30, 2004, iVoice, Inc allocated $31,546 for financing costs, $ 2,312 for interest expenses and $ 4,015 for other income to Deep Field Technologies.

The allocated finance costs were for fees paid to Cornell Capital for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

     Net loss for the nine months ending September 30, 2005 was $ 499,338 as compared to a loss of $ 58,941 for the nine months ending September 30, 2004. The increase in net loss of $ 440,397 was the result of the factors discussed above.

As of September 30, 2005, Deep Field Technologies had two part-time employees.

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

     Except for these two financing agreements, the Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that Deep Field Technologies will raise sufficient funds from such financing arrangements, or that Deep Field Technologies will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of the Company's financing is dependent upon.

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

     During the nine months ended September 30, 2005, the Company had a net decrease in cash of $ 45,015. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $ 142,015 in cash for operating activities in the nine months ended September 30, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2005 provided a total of $ 97,000 in cash. This consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

     Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

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

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Deep Field Technologies, Inc.



By: /s/ Mark Meller                                     Date:  November 10, 2005
    -------------------------                           ------------------------
Mark Meller, President,
Chief Executive Officer and
Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002