Form 10KSB
period 2005-12-31
Deep Field Technologies, Inc.
filed 2006-03-31
CIK 1308026

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-120506


                          DEEP FIELD TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                  NEW JERSEY                                 20-1862816
        ------------------------------                   -------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)


          750 HIGHWAY 34, MATAWAN, NJ                           07747
   ----------------------------------------                  ----------
   (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number (732) 441-7700

         Securities registered under Section 12(b) of the Exchange Act:
                                     None.

         Securities registered under Section 12(g) of the Exchange Act:
                          Class A Common, No Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Issuer's revenues for its most recent fiscal year. $112

As of March 20, 2006, the Registrant had 20,513,984 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $3,724,335.
================================================================================

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]


PART I

Item 1.  Description of business
Item 2.  Description of property
Item 3.  Legal proceedings
Item 4.  Submission of matters to a vote of security holders



PART II

Item 5.  Market for common equity and related stockholder matters.
Item 6.  Management's discussion and analysis or plan of operations.
Item 7.  Financial statements
Item 8A. Controls & Procedures



PART III

Item 9. Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act
Item 10. Executive compensation.
Item 11. Security ownership of certain beneficial owners and management
Item 12. Certain relationships and related transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

Deep Field Technologies, Inc. ("Deep Field" or the "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation (iVoice Technology 2") and previously a wholly owned subsidiary of iVoice. When we refer to or describe any agreement, contract or other obligation of the Company in this Report, we may also be referring to an agreement, contract or other obligation assigned to the Company by the assignor, iVoice Technology 2..

In September 2004, the Board of Directors of iVoice, the former parent of the Company, resolved to pursue the separation of iVoice's software business into three publicly owned companies. Deep Field was formed to continue to develop, market and license the Unified Messaging line of computerized telephony software.

The Spin-off transaction was accomplished on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property representing the software codes of Unified Messaging, and certain accrued liabilities and related party debt (the "Spin-off") to Deep Field . The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a special taxable dividend.

In conjunction with the Spin-off, Deep Field entered into a temporary administrative services agreement with iVoice. This agreement will continue on a month-to-month basis until Deep Field is able to replace any or all of the services currently being provided by iVoice.

On August 5, 2005, Deep Field assumed $190,000 in accrued liabilities and related party debt incurred by iVoice. The debt assumed is convertible into Deep Field Class B Common Stock at the option of the holder as later described in these notes.

On August 4, 2005, the registration statement filed by the Company to effectuate the Spin-off was declared effective by U.S. Securities and Exchange Commission (the "SEC") and the Spin-off was thereafter completed on August 5, 2005.

The Company reclassified certain entries for the year ended December 31, 2004 to conform to the presentation for the fiscal year ended December 31, 2005. The reclassifications have no effect on net income for the year ended December 31, 2004.

SUBSEQUENT EVENT

On January 12, 2006, the Company entered into a Securities Exchange Agreement (the "Securities Exchange") by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants ("the JV Participants") whereby the JV Participants will transfer 95% of their interest in Automart to the Company in exchange for an aggregate of 116,245,399 Class A Common Stock shares, or 85% of the outstanding shares of the Company, and 2 million of the Company's Class B Common Stock shares.

The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders, (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. It is anticipated that the closing will occur in the second quarter 2006.

AutoMart is a China based joint venture recently formed between Beijing Silver Harbor Car Service Center and Mayflower Auto Group, LLC. AutoMart business focuses on automobile after-sales services, including maintenance and repairs, insurance, parts sales, interior furnishings, care products, tires, and windshields in the People's Republic of China.

Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700. Our common stock is quoted on the NASD OTC Bulletin Board under the trading symbol "DPFD".

OUR BUSINESS

We design, manufacture, and market innovative voice and computer telephony communications systems for businesses and corporate departments with as many as 20,000 telephones. Our speech recognition software products enable users to communicate more efficiently and effectively by integrating their traditional office telephone systems with automated voice mail and unified messaging functions. Our products are designed to be "people oriented," with features that can be readily used without special training or manuals. Our products include, Unified Messaging, incorporate this philosophy. Deep Field markets, promotes and sells its speech-enabled products primarily through telephony reseller channels and telephone equipment manufacturer distributor networks. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices.

PRODUCTS AND SERVICES

Our products use standard open-architecture PC platforms and Microsoft Windows 2000 operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We concentrate our product development efforts on software rather than hardware because we believe that the most efficient way to create product value is to emphasize software solutions that meet customers' needs. We have recently adapted our applications to integrate with different manufacturer telephone switches through the use of Telephony Application Program Interface or "TAPI". The use of TAPI, allows iVoice to integrate our applications into different telephone manufacturers Private Branch Exchange systems or "PBX's", eliminating the need for costly additional external hardware. We have traditionally used standard PC-related hardware components in our products, in part, to limit our need to manufacture components. Our manufacturing operations consist only of the installation of our proprietary software and, if required, a voiceboard, into a fully assembled PC system which we obtain from several different vendors. The Company obtains system components such as PCs, circuit boards, application cards, faxboards, and voiceboards from various suppliers.

Our flagship product is the Unified Messaging software, which enables users to access e-mail, voice mail, facsimiles and paging messages in a single session at a personal computer. The system displays a listing of all of the user's messages and enables the user to access and control all of his or her messages with a click of the computer mouse.

Unified Messaging technology provides the power to reach people almost anywhere, at any time, and the flexibility to allow people to control when they can be reached. This is based on a concept of "your time" communications where subscribers can interface with messages when and how they want. With Unified Messaging, subscribers reduce the number of places they must check for incoming voice, fax and e-mail messages. From a single interface, they can check for all message types.

Our Unified Messaging product serves small to medium-sized organizations, and is designed to support from four to 32 ports. Unified Messaging provides LAN integration and close integration with other application servers. The Unified Messaging platform comes complete with analog and digital networking, allowing communication between geographically dispersed offices. In addition to the Unified Messaging interface from a desktop PC, laptop computer or a telephone, Unified Messaging also provides desktop call management capabilities for individuals and small workgroups. The Unified Messaging products run on off-the-shelf server hardware and Microsoft Windows-based server operating systems and interface with a wide variety of telephony and computer equipment.

MARKETING AND DISTRIBUTION

Deep Field markets, promotes and sells its speech-enabled products through telephony reseller channels, telephone equipment manufacturer distributor networks as well as directly to end users. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices Deep Field has focused its efforts on developing its dealer and reseller channels. Management believes it can leverage already existing telephone equipment manufacturer reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. We estimate that each major telephony equipment manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The introduction of an entirely TAPI (Telephone Application Program Interface) based Speech Enabled Auto Attendant and Name Dialer, allows integration into different PBX systems (telephone switches) without the need for additional hardware devices making for a more economical installation. Although concentration on resellers is the predominate and preferred sales channel, the Company also sells directly to end-users via its direct sales force providing management with information on market trends and changing customer needs. The direct channel also provides an avenue more suitable for Deep Field applications that often require customized development, which is usually difficult to provide through the reseller network.

Our marketing strategy emphasizes our user-friendly PC-based processing applications that offer integrated access to a broad range of communication mediums with other people and information sources. Our strategy is built around the following basic elements:

EMPHASIZE SOFTWARE, NOT HARDWARE. We concentrate our development efforts on software that meets our clients' needs rather than on designing or modifying hardware. This allows us to create the most value from our products and results in significantly higher profit margins than systems and applications that require expensive hardware components.

USE OF STANDARD, MICROSOFT WINDOWS-BASED ARCHITECTURE, OPEN SYSTEMS AND HARDWARE. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using readily available hardware components and software minimizes our manufacturing activity and thereby reduces the overall cost of our products.

FOCUS ON BUSINESSES AND CORPORATE DEPARTMENTS HAVING AS MANY AS 20,000 TELEPHONES. Our products are designed for use by businesses and corporate departments having as many 20,000 telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products offer features offered by large proprietary call processing systems, but at a more affordable price.

DEVELOP USER-FRIENDLY PRODUCTS. We aim to make our products as easy as possible to install, maintain, and use. We accomplish this by incorporating product features that can be used without special training or manuals. Our products use a familiar graphical user interface that makes system administration and maintenance possible for almost any common PC user.

MINIMIZE DISTRIBUTION OVERHEAD. We are able to achieve broad market coverage in the U.S. via a nationwide network of independent telephone system dealers, and original-equipment-manufacturers, or "OEMs." This structure both minimizes our selling overhead and maximizes our product exposure, and allows us to focus our resources on product development.

NEW PRODUCTS

We currently have no plans to engage in future research and development or to launch any additional versions of the speech recognition software or other products.

Deep Field considers its current products to be competitive with products offered by others in its industry segment. It does not foresee spending any significant capital on new product development in the foreseeable future.

COMPETITION

The Company competes generally with a number of other manufacturers of supplemental telecommunications software, telecommunications integrators, as well as application service providers (ASPs), which provide Unified Messaging software to other businesses and organizations either through internet servers or telecommunication servers. System design and engineering, application technical features, built-in speech recognition capabilities and simplicity of user implementation and administration are the principal characteristics of our Unified Messaging software that differentiates it from competing products.

The Unified Messaging market is fragmented and highly competitive. The Company's major competitors in this market are Lucent Technologies Inc., Nortel Networks Limited, Siemens Business Communications Systems, Inc., BayPoint Innovations, Comverse Technology, Inc., ActiveVoice LLC and AVT Corporation. The principal competitive factors in this market include product pricing and quality, systems features, ease of use and installation, technical and sales support and product reliability. The Company believes that its product line of solutions, combined with its professional and technical services and its extensive customer base, allow it to compete favorably in this market. However, this market has endured intense price competition and pressure on margins in the past few years and has experienced several new market entrants and consolidations of smaller competitors into larger entities.

No assurance can be given that our competitors will not develop new technologies or enhancements to their existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets and competition may intensify and future competition may harm our business.

We believe that the principal competitive factors affecting our market include the breadth and depth of solutions, product quality and performance, core technology, product scalability and reliability, product features, customer service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable customers and the strength and breadth of reseller and channel relationships. Although we believe that our solutions currently compete favorably with respect to these factors, particularly with respect to product quality and performance, no assurance can be given that our competitors will not develop new technologies or enhancements to their existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

No assurance can be given that our competitors will not develop new technologies or enhancements to their existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. The Company is not subject to environmental protection regulations during the foreseeable future. The Company has spent nothing on research and development in the last three fiscal years. None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

SUPPLIERS

Our suppliers include various vendors that distributes through a network of resellers for voiceboards, and iTox, Inc., Dell and Amer.com, Inc. for computer hardware components. Since our products are based and run on standard PC architecture and we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.

POTENTIAL CUSTOMERS

Potential direct customers are comprised of businesses, organization and corporate departments that use telephones as a principal means of communications. Specifically, the end users of our products seek to automate the call process for incoming callers in order to improve customer service and increase productivity. The Deep Field products seek to fulfill these customer needs. Customers who seek to automate the call process for outbound calling are primary targets for the Deep Field product line.

Potential wholesale customers include value added resellers and distributors of telephony equipment throughout North America.

We generally require customers to pay 50% down on any turnkey applications purchased, with the balance due when installation has been completed. Software only sales require cash-on-delivery or prepayment before shipping except for dealers and resellers, which subject to credit approval are given 30 day payment terms.

U.S. PATENTS AND TRADEMARKS

Intellectual Property Rights

We regard some features of our speech recognition software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology. We will seek to use copyright, trademarks, trade secret laws, confidentiality agreements and other measures if necessary to establish and protect our rights in our proprietary technology. We have not filed any provisional patent applications with respect to some of our application and intellectual property rights. We are currently reviewing our technologies and processes with our patent attorneys to determine if it is possible to obtain any patents or statutory copyrights on any of our proprietary technology, which we believe to be material to our future success. If we were to file for any patent or copyright protection, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology before any patent or copyright protection is awarded to us. Any provisional patent application requires that we file one or more non-provisional patent applications within 12 months from the date of filing to specify the claims asserted for patent protection. Furthermore, there can be no assurance that any confidentiality agreements between our employees and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

There can be no assurance that we will not become the subject of claims of infringement with respect to intellectual property rights associated with our products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time consuming and could result in costly litigation or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims.

GOVERNMENT REGULATION

We are subject to licensing and regulation by a number of authorities in their respective state or municipality. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

We are not subject to any necessary government approval or license requirement in order to market, distribute or sell our principal or related products other than ordinary federal, state, and local laws, which governs the conduct of business in general. We are unaware of any pending or probable government regulations that would have any material impact on the conduct of business.

RESEARCH AND DEVELOPMENT

Our research and development efforts focus on enhancing our existing product line and the development of new products that integrate with our existing products. We continually seek to improve our core speech recognition technology through ease of use, broader application and increased accuracy. We employ qualified technical personnel to strengthen our product line.

For the year ending December 31, 2005, research and development expenditures consisted of $0 in salaries and wages to technical staff and $0 in technical hardware supplies, software tool-kits and technical publications. For the year ending December 31, 2004, research and development expenditures consisted of $0 in salaries and wages to technical staff and $1,982 in technical hardware supplies, software tool-kits and technical publications.

LICENSES

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

EMPLOYEES

As of December 31, 2005, we had two part-time employees. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

This annual report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

WE HAVE A LIMITED OPERATING HISTORY.

We did not begin our voice-recognition business until December 1997. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

We have historically lost money. For the years ended December 31, 2005 and 2004, we had net losses of $689,322 and $194,261, respectively, and net losses of $0.07 and $0.02 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

     o   the timing of sales of our products and services;

     o the timing of product implementation, particularly large design projects;

     o   unexpected delays in introducing new products and services;

     o increased expenses, whether related to sales and marketing, product development, or administration;

     o deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;

     o   the mix of product license and services revenue; and

     o   costs related to possible acquisitions of technology or businesses.

WE MAY FAIL TO DEVELOP NEW PRODUCTS, OR MAY INCUR UNEXPECTED EXPENSES OR DELAYS.

Although we currently have fully developed products available for sale, we are also developing various new technologies, products and product features and will rely on them to remain competitive. Due to the risks inherent in developing new products and technologies--limited financing, competition, obsolescence, loss of key personnel, and other factors--we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

IF WE CANNOT RAISE ADDITIONAL CAPITAL TO FINANCE FUTURE OPERATIONS, WE MAY NEED TO CURTAIL OUR OPERATIONS IN THE FUTURE.

We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sales of securities from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. While we have recently raised sufficient working capital to fund our operations for at least the next 24 months, we will need to raise additional capital to fund our future operations.

BECAUSE OUR VOICE-RECOGNITION BUSINESS IS STILL EVOLVING, WE MAY EXPERIENCE DIFFICULTIES THAT COULD PREVENT US FROM BECOMING PROFITABLE.

Because voice-recognition products are still evolving, we may experience the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

     o substantial delays and expenses related to testing and developing of our new products;

     o marketing and distribution problems encountered in connection with our new and existing products and technologies;

     o   competition from larger and more established companies;

     o   delays in reaching our marketing goals;

     o difficulty in recruiting qualified employees for management and other positions;

     o   lack of sufficient customers, revenues and cash flow; and

     o   limited financial resources.

We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our business will suffer and our stock price could decline.

IF OUR TECHNOLOGIES AND PRODUCTS CONTAIN DEFECTS OR OTHERWISE DO NOT WORK AS EXPECTED, WE MAY INCUR SIGNIFICANT EXPENSES IN ATTEMPTING TO CORRECT THESE DEFECTS OR IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

Voice-recognition products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.

OUR SUCCESS IS HIGHLY DEPENDENT UPON OUR ABILITY TO COMPETE AGAINST COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE HAVE.

The call-processing and voice-recognition industries are highly competitive, and we believe that this competition will intensify. The segment of the voice-recognition industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products. Industry analysts recognize Nuance Communications, Inc. and SpeechWorks International, Inc., a wholly-owned subsidiary of ScanSoft, Inc., as the market leaders in our industry. Nuance sells software to a broad range of companies directly and through a channel of resellers. Nuance's five largest resellers, based on revenue in 2002, were Nortel Networks, Edify (a subsidiary of S1 Corporation), Motorola, Syntellect and Avaya. SpeechWorks' clients include, among others, America Online, Amtrak, AT&T, Aetna, Bell Canada, Continental Airlines, Ford Motor Company, France Telecom, GMAC Commercial Mortgage, Jaguar Cars, Microsoft, Neiman Marcus, Nortel Networks, Quantas Airlines, The Boeing Company, The Hartford Insurance, Thrifty Car Rental, Ticketmaster, United Airlines, U.S.

Postal Service, Wachovia/First Union Corporation, Yahoo.

PROTECTING OUR INTELLECTUAL PROPERTY IN OUR TECHNOLOGY THROUGH PATENTS MAY BE COSTLY AND INEFFECTIVE AND IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND WE MAY NOT BE PROFITABLE.

Our future success depends in part on our ability to protect the intellectual property for our technology by obtaining patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets.

The protection provided by our patents, and patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if we attempt to enforce them, may not be upheld by the courts of any jurisdiction. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods of dialysis of which we are not aware and additional patents relating to methods of dialysis may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and may require the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development product sales or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and the claims of these patents are ultimately determined to be valid, we may be required to obtain licenses under patents of others in order to develop, manufacture use, import and/or sell our products. We may not be able to obtain licenses under any of these patents on terms acceptable to us, if at all.

If we do not obtain these licenses, we could encounter delays in, or be prevented entirely from using, importing, developing, manufacturing, offering or selling any products or practicing any methods, or delivering any services requiring such licenses.

IF WE ARE NOT ABLE TO PROTECT OUR TRADE SECRETS THROUGH ENFORCEMENT OF OUR CONFIDENTIALITY AND NON-COMPETITION AGREEMENTS, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND WE MAY NOT BE PROFITABLE.

We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets.

If the employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

WE MAY UNINTENTIONALLY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS.

Many lawsuits currently are being brought in the software industry alleging violation of intellectual property rights. In addition, a large number of patents have been awarded in the voice-recognition and call processing area.

Although we do not believe that we are infringing on any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling our products or services. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.

OUR OFFICERS CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

As of March 1, 2006, Jerome R. Mahoney, our non-executive Chairman of the Board and Mark Meller our Chief Executive Officer, President and Chief Financial Officer owned approximately 41.44% of our outstanding shares of shares of our Class A common stock (assuming the conversion of outstanding shares of Class B common stock and debt into shares of Class A common stock). Mr. Mahoney and Mr. Meller are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney and Mr. Meller are in a position to impede transactions that may be desirable for other stockholders. They could, for example, make it more difficult for anyone to take control of us.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECOME OBSOLETE.

We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF OUR PRODUCTS WHICH COULD REDUCE PROFIT MARGINS.

Price competition is often intense in the software market, especially for computerized telephony software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

                                 OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our Class A common stock in short time periods, or possibly at all. Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

OUR CLASS A COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o   With a price of less than $5.00 per share

     o   That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2005, approximately 701,296 shares of our Class A common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2005, we had all of our remaining authorized shares, approximately 9,989,986,016 shares of Class A common stock, reserved for possible future issuance.

REPORTS TO SECURITY HOLDERS

The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files reports on Form 8-K.

The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We currently co-occupy the same space as iVoice and are subleasing from iVoice some of the office space located at 750 Highway 34, Matawan, New Jersey. The rent payment for the sublease is currently included in the administrative services agreement. We intend to continue subleasing such space pursuant to the administrative services agreement and anticipate no relocation of our offices in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2005, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Class A common stock, no par value, is quoted on the NASD OTC Bulletin Board under the symbol "DPFD." The following table shows the high and low closing prices for the periods indicated.

                                        High                  Low
                                        ----                  ---
           2005

           Third Quarter               $0.020                $0.010
           Fourth Quarter              $0.080                $0.040

HOLDERS OF COMMON EQUITY.

As of December 31, 2005, the number of record holders of our common shares was approximately 728.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED SECURITIES.

In the year ending December 31, 2005, the Company issued no unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended.

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue up to:
1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share. Below is a description of the Company's outstanding securities, including Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

PREFERRED STOCK

The Board of Directors expressly is authorized, subject to limitations prescribed by the New Jersey Business Corporations Act and the provisions of this Certificate of Incorporation, to provide, by resolution and by filing an amendment to the Certificate of Incorporation pursuant to the New Jersey Business Corporations Act, for the issuance from time to time of the shares of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

      a) the number of shares constituting that series and the distinctive designation of that series;

      b) the dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

      c) whether that series shall have voting rights, in addition to voting rights provided by law, and, if so, the terms of such voting rights;

      d) whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provisions for adjustment of the conversion rate in such events as the Board of Directors shall determine;

      e) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

      f) whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

      g) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

      h) any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Preferred Stock of each series shall be entitled to receive only such amount or amounts as shall have been fixed by the certificate of designations or by the resolution or resolutions of the Board of Directors providing for the issuance of such series.

CLASS A COMMON STOCK

Each holder of our Class A common stock is entitled to one vote for each share held of record. Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive our net assets pro rata. Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

As of December 31, 2005, we had 10,013,984 shares of Class A common stock issued and 10,013,984 shares of Class A common stock outstanding.

CLASS B COMMON STOCK

Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion rights have to Class A Common Stock. There are 50,000,000 shares of our Class B Common Stock authorized and 0 shares issued and outstanding. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and 0 shares issued and outstanding. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

OPTIONS AND WARRANTS

During the year ended December 31, 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock.

The Company did not issue any stock options for the year ended December 31, 2005 and 2004.

DEBT

In order to provide necessary working capital for Deep Field in August 2004, the Company entered into a subscription agreement with certain purchasers to issue $400,000 in convertible debentures, with interest payable at 5.0% per annum with an option to issue an additional $100,000 of secured Convertible Debentures based on the effectiveness of the registration statement. On February 28, 2005, convertible notes equal in principal to $500,000 were terminated and replaced with secured promissory notes of the same value.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

Prior to August 5, 2005, the Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, and reflected significant assumptions and allocations. These financial statements do not necessarily reflect the financial position, results of operations and cash flows of Deep Field had it been a stand-alone entity.

Deep Field seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide Deep Field with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, Deep Field's business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005. In connection with a reorganization of iVoice, iVoice assigned and conveyed to Deep Field its speech recognition software business and related liabilities, including all intellectual property of iVoice relating to the speech recognition software business. The board and management of iVoice elected not to transfer any part of its working cash balance to Deep Field. Based upon the current intention of Deep Field not to conduct any research and development or hire additional employees and instead focus on the sale of the existing speech recognition technology, the board has determined that, on balance, Deep Field has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that Deep Field has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the speech recognition industry makes it difficult to assess the future growth of Deep Field.

The speech recognition software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, Deep Field's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Distribution, Deep Field has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, Deep Field may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

Deep Field has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the SEDA. However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by Deep Field, including having the registration statement relating to the SEDA declared effective. See "- Liquidity and Capital Resources." If Deep Field cannot fund its working capital needs under the equity line of credit, we will be unable to obtain sufficient capital resources to operate our business since we have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect on our financial condition and our business.

Separation from iVoice

Deep Field was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly-owned subsidiary of iVoice. Deep Field will have no material assets or activities until the contribution of the speech recognition software business described in this prospectus. As a result of the Distribution, Deep Field is now an independent public company, with iVoice having no continuing ownership interest in Deep Field.

On November 11, 2004, Deep Field received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the equity line of credit, the employment agreements with Messrs. Mahoney and Meller and the administrative services agreement. Since this assignment, iVoice Technology 2 has no operating business, assets or known liabilities, and has been dissolved. When we refer to or describe any agreement, contract or other written instrument of Deep Field in this prospectus, such references may be to an agreement, contract or other written instrument that had been entered into by iVoice Technology 2 and assigned to Deep Field.

Deep Field's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to Deep Field by iVoice as part of the Distribution. The financial information included in this prospectus, however, is not necessarily indicative of what Deep Field's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

Deep Field operates the speech recognition software business. However, management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of the speech recognition software business. Deep Field Technologies intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for the speech recognition software business. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice's previous lack of sales and marketing efforts on the speech recognition software business, Deep Field's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

As of August 5, 2005, iVoice assigned, contributed and conveyed to Deep Field corporate assets, liabilities and expenses related to the speech recognition software business, including the speech recognition software and all intellectual property of iVoice relating to the speech recognition software business and the assignment of iVoice's existing agreements and arrangements with dealers and resellers. This assignment, contribution and conveyance of assets, liabilities and expenses was based on an estimate of the proportion of such amounts allocable to Deep Field, utilizing such factors as total revenues, employee headcount and other relevant factors. Deep Field believes that these allocations have been made on a reasonable basis. Deep Field believes that all costs allocated to Deep Field are a reasonable representation of the costs that Deep Field would have incurred if Deep Field had performed these functions as a stand-alone company.

In conjunction with the separation of the speech recognition software business from iVoice, Deep Field entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to Deep Field following the Distribution. This agreement will continue on a month to month basis until Deep Field has found replacement services for those services being provided by iVoice or can provide these services for itself. See "Relationship Between iVoice and Deep Field Following the Distribution" for a description of the administrative services agreement. Following termination of the administrative services agreement, we expect that Deep Field will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and Deep Field. Deep Field has no current intention to terminate the administrative services agreement, seek replacement services or provide services for itself in the near future.

iVoice announced in November 2004 its intention to distribute its shares of our Class A Common Stock to its stockholders upon effectiveness of required Securities and Exchange Commission filings. Our shares of Class A Common Stock were distributed to iVoice's stockholders on or about August 12, 2005.

SUBSEQUENT EVENT

On January 12, 2006, the Company entered into a Securities Exchange Agreement (the "Securities Exchange") by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants ("the JV Participants") whereby the JV Participants will transfer 95% of their interest in Automart to the Company in exchange for an aggregate of 116,245,399 Class A Common

Stock shares, or 85% of the outstanding shares of the Company, and 2 million of the Company's Class B Common Stock shares.

The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders, (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. It is anticipated that the closing will occur in the second quarter 2006.

AutoMart is a China based joint venture recently formed between Beijing Silver Harbor Car Service Center and Mayflower Auto Group, LLC. AutoMart business focuses on automobile after-sales services, including maintenance and repairs, insurance, parts sales, interior furnishings, care products, tires, and windshields in the People's Republic of China.

YEAR ENDED DECEMBER 31, 2005 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

All of our revenues reported were derived from the license of our Unified Messaging software products. Total revenues for the year ended December 31, 2005 and December 31, 2004 were $112 and $7,344 respectively. The speech recognition software business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the speech recognition software business is attributable to the minimal resources made available by iVoice for the sales and marketing of the speech recognition software products. Management feels that the sales of the speech recognition software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If Deep Field can obtain funds under the equity line of credit, Deep Field will be able to devote more resources to operating the business. See " -- Liquidity and Capital Resources."

 Gross margin for the year ended December 31, 2005 and December 31, 2004 was $112 (100.0%) and $4,992 (68.0%), respectively. The increase in gross margin % is a result of a change in the products and services mix being sold. In the year ending December 31, 2005, Deep Field provided more consulting and maintenance services, which have higher gross margins than the sale of software products. The overall decrease in gross margin is due to lower sales.

Total operating expenses increased to $623,621 for the year ended December 31, 2005 from $125,738 for the year ended December 31, 2005, an increase of $497,866, or 395.97%. This increase in the current year is attributable to accrued professional and consulting fees in connection with financing the operation of the business and the anticipated registration of shares of Deep Field. These increases were partially offset by reductions in research & development and selling expenses.

As of December 31, 2005, Deep Field had two part-time employees.

The loss from operations for the year ended December 31, 2005 was $623,621 compared to $120,746 for the year ended December 31, 2004, an increase in the loss of $502,875. As discussed above, this increase in the loss was attributable to lower sales and accrued professional and consulting fees incurred in connection with financing the operation of the business and the anticipated registration of shares of Deep Field.

Other income (expense) on the Statements of Operations for the year ended December 31, 2005 were $(65,701) as compared to $(73,515) for the year ended December 31, 2004, a decrease of $7,814. During the year ended December 31, 2005, Deep Field recorded $60,138 of interest and financing costs. During the year ended December 31, 2004, Deep Field recorded $6,463 of interest and financing costs.

Net loss for the year ended December 31, 2005 was $689,322 as compared to $194,261 for the year ended December 31, 2004. The increase in the net loss of $495,061 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

To date, Deep Field has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

If we satisfy necessary conditions under the Standby Equity Distribution Agreement discussed below, we intend to sell shares of our Class A Common Stock as soon as possible to generate capital necessary to sustain our operations. On August 12 and November 19, 2004, Deep Field issued an aggregate of $400,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, Deep Field's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $100,000, bringing the promissory note to an aggregate principal amount of $500,000, which note accrues interest at rate of 12% per annum, but is not convertible into any equity security of Deep Field. The loans evidenced by the promissory note have not yet been repaid. In connection with the issuances of the secured convertible debentures, Deep Field paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, Deep Field received a credit for fees that would otherwise have been payable upon the issuance of the $400,000 in replacement notes. Deep Field paid Cornell Capital a fee of $10,000 in connection with its $100,000 additional borrowing. Deep Field's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice has also guaranteed the payment of all amounts payable by Deep Field pursuant to the secured promissory note. This guaranty terminated on August 4, 2005.

On September 9, 2005, Deep Field entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital, pursuant to which Deep Field may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five consecutive trading days following the date that Deep Field delivers to Cornell Capital Partners a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell Capital Partners also received, as additional compensation, 150,000 shares of Class A Common Stock as a commitment fee pursuant to the SEDA.

However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by Deep Field, including having the registration statement relating to the SEDA declared effective. If Deep Field cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

Except for the foregoing, the Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that Deep Field will raise sufficient funds from such financing arrangements, or that Deep Field will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of Deep Field's financing is dependent upon.

On August 5, 2005, Deep Field assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to Deep Field assets having an aggregate book value of $10,000. Deep Field believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. Deep Field assumed from iVoice outstanding indebtedness in the amount of $190,000 payable to Jerome Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the speech recognition software business. The amount of $190,000 includes approximately $6,637 for interest on the original loan from Mr. Mahoney to iVoice. Pursuant to the terms of the promissory note representing such obligation, Deep Field, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Deep Field, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of Deep Field calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or
(iii) payment of the principal of this note, before any repayment of interest.

During the year ended December 31, 2005, the Company had a net decrease in cash of $173,299. The Company's principal sources and uses of funds were as follows:

           CASH USED BY OPERATING ACTIVITIES. The Company used $273,229 in cash for operating activities in the year ended December 31, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

           CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2005 provided a total of $100,000 in cash. This consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.


ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Deep Field's board of directors consists of two directors. Listed below is certain information concerning individuals who currently serve as directors and executive officers of Deep Field.

                               Position with                          Director
    Name             Age       Deep Field                             since
    ----             ---       ----------                             -----

Jerome R. Mahoney     45       Non-Executive Chairman of the Board    2004

Mark Meller           46       President,Chief Executive Officer,     2004
                               Chief Financial Officer and Director

Jerome R. Mahoney. Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of the Company since its inception. Mr. Mahoney is Chairman of the Audit Committee. He has been a President, Chief Executive Officer and a member of the Board of Directors of iVoice since May 21, 1999. Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc., Livingston, New Jersey and a member of its Board of Directors since January 1, 2003. He serves as Non-Executive Chairman of the Board of iVoice Technology, Inc., Matawan, New Jersey, and SpeechSwitch, Inc., Matawan, New Jersey, and has held these positions since November 10, 2004. He has served as Non-Executive Chairman of the Board of MM(2) Group, Inc., Matawan, New Jersey since October 19, 2005. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

Mark Meller. Mr. Meller has been Deep Field's President, Chief Executive Officer and Chief Financial Officer and a member of its Board of Directors since its inception. Mr. Meller serves on the Audit Committee. Mr. Meller has also been the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Inc. and a director of Trey Resources, Inc. since August 2003.Additionally, Mr. Meller has served as President, Chief Executive Officer and a member of the Board of Directors of iVoice Technology, Inc., Matawan, New Jersey, since August 26, 2005. He has served as President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of MM(2) Group, Inc., Matawan, New Jersey since October 19, 2005. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey-based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc., a New Jersey-based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

The two members of the Board of Directors do not receive additional remuneration for serving on the Board of Directors.

AUDIT COMMITTEE

During 2005, Messrs. Mahoney and Meller served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Meller, with Mr. Mahoney serving as the Chairman of the committee. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. The Company at present is a non-operating Company and cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee met once in 2005. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter. The Audit Committee did not meet in 2005.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2005. The Audit Committee has:

     o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs & Company, L.L.C.,, the Company's independent accountants;
     o discussed with Bagell, Josephs & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
     o received from Bagell, Josephs & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, for filing with the Securities and Exchange Commission.

                                             AUDIT COMMITTEE
                                             Jerome Mahoney, CHAIRMAN
                                             Mark Meller

THE AUDIT COMMITTEE REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT ON FORM 10-KSB INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER THESE ACTS.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3,4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

CODE OF ETHICS

The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and is attached to this Report as an exhibit. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                        Securities
                                                           Other Annual  Restricted  Underlying    All Other
Name and Position(s)        Year     Salary($)     Bonus   Compensation    Stock      Options     Compensation
--------------------        ----     ---------     -----   ------------    -----      -------     ------------
Jerome R. Mahoney (1)
  Non-Executive Chairman    2005    $86,133 (1)      $0         $0           $0          $0            $0
  of the Board              2004      $21,250        $0         $0           $0          $0            $0
                            2003         $0          $0         $0           $0          $0            $0

Mark Meller (3)             2005    $136,133 (2)     $0         $0           $0          $0            $0
  President and Chief       2004      $21,250        $0         $0           $0          $0            $0
  Executive Officer         2003         $0          $0         $0           $0          $0            $0

(1) $82,383 was accrued and unpaid in fiscal year 2005. (2) $132,383 was accrued and unpaid in fiscal year 2005.

EMPLOYMENT CONTRACTS

Jerome R. Mahoney

Deep Field entered into a five-year employment agreement with Mr. Mahoney as of August 3, 2004. Mr. Mahoney will serve as Deep Field's Non-Executive Chairman of the Board for a term of five years. As consideration, Deep Field agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. At such time as the Company has annual sales equal to or in excess of $2,000.00, Mr. Mahoney's base annual compensation shall automatically be increased to $145,000.00. Deep Field also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by Deep Field in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney.

In the event Mr. Mahoney's employment agreement is terminated by Deep Field for cause or due to Mr. Mahoney's disability or retirement, Deep Field will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. Under his agreement, "cause" means (1) the willful and continued failure of Mr. Mahoney to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Mahoney by the Company's board of directors, (2) the willful engaging by Mr. Mahoney in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Mahoney of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Mahoney against the Company that may be construed as embezzlement, larceny, and/or grand larceny. However, Mr. Mahoney will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least 75% of the members of the board of directors that Mr. Mahoney was guilty of conduct described in items (1), (2) or (4) above.


In the event Mr. Mahoney's employment agreement is terminated due to Mr. Mahoney's death, Deep Field will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney's employment agreement is terminated by Deep Field within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to Deep Field in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Deep Field). Under his employment agreement, "good reason" means, among other things, (1) any limitation on Mr. Mahoney's powers as Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Mahoney from competing with Deep Field during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year.

On April 1, 2005, Mr. Mahoney's employment agreement was amended whereby Mr. Mahoney agreed to accept compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Executive in cash.

On May 25, 2005, Mr. Mahoney's employment agreement was amended whereby the language described above related to Mr. Mahoney's termination for cause was revised to require a vote of at least 75% of the disinterested directors, excluding Mr. Mahoney, to make a determination that he may be terminated for cause for the reasons set forth in the agreement.

On July 18, 2005, Mr. Mahoney's employment agreement was amended whereby the language described above related to Mr. Mahoney's agreement to accept Class B Common Stock in lieu of salary was clarified to specify that Mr. Mahoney shall receive one share of Class B Common Stock for each dollar of compensation due and owing Mr. Mahoney.

Mark Meller

Deep Field entered into a one-year employment agreement with Mr. Meller as of October 1, 2004. Mr. Meller will serve as Deep Field's Chief Executive Officer, President and Chief Financial Officer for a term of one year. As consideration, Deep Field Technologies agreed to pay Mr. Meller an annual base salary of $85,000. At such time as the Company has annual sales equal to or in excess of $2,000.00, Mr. Mahoney's base annual compensation shall automatically be increased to $145,000.00. Deep Field also agreed to pay Mr. Meller a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by Deep Field, net of any debt or other liabilities assumed by the Company, in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Meller.

Mr. Meller shall also be paid the sum of $50,000 upon the completion of the Distribution. Mr. Meller has agreed to forego receipt of the $50,000 until such time that management believes it has sufficient financing in place to fund this obligation.

In the event Mr. Meller's employment agreement is terminated by iVoice Technology for cause or due to Mr. Meller's disability or retirement, iVoice Technology will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. Under his agreement, "cause" means (1) the willful and continued failure of Mr. Meller to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Meller by the Company's board of directors, (2) the willful engaging by Mr. Meller in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Meller of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Meller against the Company that may be construed as embezzlement, larceny, and/or grand larceny. However, Mr. Meller will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least 75% of the members of the board of directors that Mr. Meller was guilty of conduct described in items (1), (2) or (4) above.

In the event Mr. Meller's employment agreement is terminated due to Mr. Meller's death, Deep Field will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Meller's employment agreement is terminated by iVoice Technology within three years following a change in control, as defined in the employment agreement, or by Mr. Meller for good reason within three years following a change in control, Mr. Meller will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to Deep Field in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Deep Field). Under his employment agreement, "good reason" means, among other things, (1) any limitation on Mr. Meller's powers as Chief Executive Officer, President and Chief Financial Officer, (2) a reduction in compensation,
(3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Meller from competing with Deep Field during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Meller is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year.

On April 1, 2005, Mr. Meller's employment agreement was amended whereby Mr. Meller agreed to accept compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Executive in cash.

On May 25, 2005, Mr. Meller's employment agreement was amended whereby the language described above related to Mr. Meller's termination for cause was revised to require a vote of at least 75% of the disinterested directors, excluding Mr. Meller, to make a determination that he may be terminated for cause for the reasons set forth in the agreement.

On July 18, 2005, Mr. Meller's employment agreement was amended whereby the language described above related to Mr. Meller's agreement to accept Class B Common Stock in lieu of salary was clarified to specify that Mr. Meller shall receive one share of Class B Common Stock for each dollar of compensation due and owing Mr. Meller.

In addition, on August 5, 2005, Mr. Mahoney and Mr. Meller entered into a voting agreement pursuant to which they agreed to vote their respective shares in favor of any proposal that is submitted to the Company's shareholders for approval by a unanimous vote or consent of the Board of Directors of the Company. In connection with such voting agreement, Mr. Meller has also granted an irrevocable proxy with a term of ten years to Jerome Mahoney (or his designee) to vote and exercise all voting and related rights with respect to shares of the Company's Class B Common Stock or Class A Common Stock that are owned at any time by Mr. Meller. The irrevocable proxy is terminable only upon the written consent of Jerome Mahoney.

EQUITY COMPENSATION PLANS

       ALL COMPENSATION PLANS PREVIOUSLY APPROVED BY SECURITY HOLDERS; AND ALL COMPENSATION PLANS NOT PREVIOUSLY APPROVED BY SECURITY HOLDERS.

                                    Number of securities to be
                                      issued upon exercise of        Weighted average exercise       Number of securities
                                   outstanding options, warrants       price of outstanding         remaining available for
         Plan category                    and rights(a)           options, warrants and rights(b)      future issuance(c)
         -------------                    -------------           -------------------------------      ------------------
Equity compensation plans                        0                             $0.00                          0
approved by security holders
Equity compensation plans not              4,000,000(1)                        $0.00                     4,000,000(1)
approved by security holders.
Total                                      4,000,000(1)                        $0.00                     4,000,000(1)

---------------
(1) Includes 2 million Class A Common Stock shares for each the Deep Field Technologies, Inc. 2005 Stock Incentive Plan the 2005 Directors' and Officers' Stock Incentive Plan. Both plans were adopted by the Board of Directors on December 12, 2005.

The Company did not issue any stock options or shares under either stock incentive plan listed above for the year ended December 31, 2005 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 1, 2006 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 1, 2006 a total of 20,513,984 shares of Class A common stock outstanding and a total of 190,000 shares of our Class B common stock were outstanding. Each share of Class A Common Stock is entitled to one vote on matters on which holders of common stock are eligible to vote. Each share of Class B Common Stock is entitled to 100 votes on matters on which holders of the Common Stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 1, 2006, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                             Common Stock
                                                          Beneficially Owned      Percentage
Name and Position(s)                Title of Class        Before Distribution    Ownership(1)
--------------------                --------------        -------------------    ------------
Jerome R. Mahoney (1) (4),
   Non-Executive Chairman        Class A Common Stock        4,250,000 (2)       20.72% (2)
      of the Board               Class B Common Stock         190,000 (3)         100% (3)
                                 Class C Common Stock              0                 0%

Mark Meller (4),                 Class A Common Stock          4,250,000           20.72%
     Chief Executive Officer,    Class B Common Stock              0                 0%
     President and Chief         Class C Common Stock              0                 0%
Financial Officer

All directors and executive      Class A Common Stock        8,500,000 (2)         41.44%
Officers as a group              Class B Common Stock         190,000 (3)         100% (3)
(2 persons)                      Class C Common Stock              0                 0%

Lawrence Muenz                   Class A Common Stock          2,000,000            9.75%

(1) Percentage ownership for Deep Field Class A Common Stock is based on 20,513,984 shares of Class A Common Stock outstanding as of March 23, 2006.

(2) Does not give effect to the right of Mr. Mahoney pursuant to the promissory note to convert $190,000 of indebtedness plus accrued and unpaid interest into more than 190,000 shares of Class B Common Stock which is convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Mr. Mahoney may at his option convert the $190,000 promissory note held by him into Class B Common Stock of Deep Field at a rate of $1.00 per share. Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that Deep Field issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $190,000 of indebtedness plus accrued and unpaid interest into more than 190,000 shares of our Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4) Mr. Meller has granted an irrevocable proxy to Jerome Mahoney (or his designee) to vote and exercise all voting and related rights with respect to the following shares that are owned at any time by Mr. Meller of: (i) the Company's Class B Common Stock or (ii) the Class A Common Stock that are issued to Mr. Meller upon the conversion of any of his Class B Common Stock. The irrevocable proxy is terminable only upon the written consent of Jerome Mahoney.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the assumption of assets and liabilities by Deep Field from iVoice, Deep Field assumed from iVoice $190,000 of outstanding indebtedness from iVoice to Jerome Mahoney. The debt is subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, Deep Field, issued a promissory note in the amount of $190,000 payable to Mr. Mahoney that bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Deep Field, par value $0.01, for each dollar owed, (ii) the number of shares of our Class A Common Stock of Deep Field calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. See "Potential Dilution Due to Conversion at Below Market Price."

Mr. Mahoney agreed to forego receiving any shares of Deep Field's Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive pursuant to the terms of the Spin-off by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

Deep Field entered into employment agreements with Mr. Mahoney, its Non-Executive Chairman of the Board, and Mr. Meller, its President,Chief Executive Officer, Chief Financial Officer and director, as of August 3, 2004 and October 1, 2004, respectively.
[See Item 10.  Executive Compensation]


ITEM 13.  EXHIBITS

No.       Description
---       -----------

3.1 Amended and Restated Certificate of Incorporation of Deep Field Technologies, Inc. (filed as Exhibit 3.1 to Deep Field Technologies, Inc. Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

3.2 By-laws of Deep Field Technologies, Inc. (filed as Exhibit 3.2 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

4.1 Deep Field Technologies, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 4.1 filed with Form S-8 on December 14, 2005.

4.2 Deep Field Technologies, Inc. 2005 Directors' and Officers' Stock Incentive Plan incorporated herein by reference to Exhibit 4.2 filed with Form S-8 on December 14, 2005.

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller incorporated herein by reference to Exhibit 9.1 filed with Form SB-2 on September 30, 2005.

9.2 Irrevocable Proxy of Mark Meller, dated August 5, 2005 incorporated herein by reference to Exhibit 9.2 filed with Form SB-2 on September 30, 2005.

10.1 Standby Equity Distribution Agreement, dated August 12, 2004, between Cornell Capital Partners, LP and iVoice Technology 2, Inc. (filed as
          Exhibit 10.1 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.2 Securities Purchase Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.2 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.3 Escrow Agreement, dated August 12, 2004, between iVoice Technology 2, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP (filed as
          Exhibit 10.3 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.4 Registration Rights Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.4 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.5 Escrow Agreement, dated August 12, 2004, between iVoice Technology 2, Inc., Cornell Capital Partners, LP. and Butler Gonzalez LLP (filed as
          Exhibit 10.5 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.6 Investor Registration Rights Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.6 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.7 Security Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.7 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.8 Placement Agent Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Sloan Securities Corporation (filed as Exhibit
          10.8 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.9 Employment Agreement, dated as of August 3, 2004, between iVoice Technology 2, Inc. and Jerome Mahoney (filed as Exhibit 10.9 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.10 Employment Agreement, dated as of October 1, 2004, between iVoice Technology 2, Inc. and Mark Meller (filed as Exhibit 10.10 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.11 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice Technology 2, Inc. (filed as Exhibit 10.11 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement and Consent, dated November 11, 2004 between iVoice Technology 2, Inc. and Deep Field Technologies, Inc. (filed as Exhibit 10.12 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.13 Corporate Contribution and General Conveyance Agreement, dated August 5, 2005 between iVoice, Inc. and Deep Field Technologies, Inc. incorporated herein by reference to Exhibit 10.13 filed with Form SB-2 on September 30, 2005.

10.14     [Intentionally Omitted.]

10.15 Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.15 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.16 Promissory Note from Deep Field Technologies, Inc. to Jerome Mahoney dated August 5, 2005 incorporated herein by reference to Exhibit 10.16 filed with Form SB-2 on September 30, 2005.

10.17 Amendment to Employment Agreement, dated January 11, 2005 between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.17 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.18 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.18 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.19 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.19 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.20 Promissory Note, dated February 28, 2005, from Deep Field Technologies, Inc. to Cornell Capital Partners, LP (filed as Exhibit
          10.20 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.21 Security Agreement, dated as of February 28, 2005, by and between Deep Field Technologies, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.21 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.22 Guaranty of Promissory Note, dated February 28, 2005, from Deep Field Technologies, Inc. to Cornell Capital Partners, LP, made by iVoice, Inc. in favor of Cornell Capital Partners, LP (filed as Exhibit 10.22 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.23 Non-Binding Letter of Intent, dated March 9, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc. (filed as
          Exhibit 10.23 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.24 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney (filed as Exhibit
          10.24 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.25 Amendment No. 2 to Employment Agreement, dated May 25, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney (filed as Exhibit
          10.25 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.26 Amendment No. 2 to Employment Agreement, dated April 1, 2005, between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.26 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.27 Amendment No. 3 to Employment Agreement, dated May 25, 2005, between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.27 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.28 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney (filed as Exhibit
          10.28 to Deep Field Technologies, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120506, filed on July 28, 2005, and incorporated herein by reference)

10.29 Amendment No. 4 to Employment Agreement, dated July 18, 2005, between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.29 to Deep Field Technologies, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120506, filed on July 28, 2005, and incorporated herein by reference)

10.30 Standby Equity Distribution Agreement, dated September 9, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc. (filed as Exhibit 10.1 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.31 Escrow Agreement, dated September 9, 2005, between Deep Field Technologies, Inc., Cornell Capital Partners, LP. and David Gonzalez, Esq. (filed as Exhibit 10.4 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.32 Placement Agent Agreement, dated September 9, 2005, between Deep Field Technologies, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.33 Registration Rights Agreement, dated September 9, 2005, between Deep Field Technologies, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.2 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.34 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney incorporated herein by reference to Exhibit 10.34 filed with Form SB-2 on September 30, 2005.

10.35 Amendment No. 5 to Employment Agreement, dated September 29, 2005, between Deep Field Technologies, Inc. and Mark Meller incorporated herein by reference to Exhibit 10.35 filed with Form SB-2 on September 30, 2005.

10.36 Form of Deep Field Technologies, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to Cornell Capital Partners, LP (filed as
          Exhibit 4.1 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

14*       Code of Ethics

16 Letter of Mendlowitz Weitsen, LLP, dated May 27, 2005, with respect to the change in the Company's principal accountants (filed as Exhibit 16 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

--------------------
* Filed herein


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

           SERVICES                               2005         2004
           ---------                              ----         ----

           Audit Fees                           $10,000       $7,759

           Audit - Related Fees                       0            0

           Tax fees                              $1,000       $1,000

           All Other Fees                             0            0

           Total                                $11,000       $8,759

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures. The tax fees listed above were not approved by the Audit Committee.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Deep Field Technologies, Inc.                                   March 23, 2006

By: /s/ Mark Meller
    Mark Meller
    President, Chief Executive Officer,
    and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                             March 23, 2006
    --------------------
    Mark Meller
    President, Chief Executive Officer, Chief
    Financial Officer and Director


By: /s/ Jerome Mahoney                                          March 23, 2006
    --------------------
    Jerome Mahoney
    Non-Executive Chairman of the Board and
    Director

                                  EXHIBIT INDEX
                                  -------------


No.       Description
---       -----------

3.1 Amended and Restated Certificate of Incorporation of Deep Field Technologies, Inc. (filed as Exhibit 3.1 to Deep Field Technologies, Inc. Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

3.2 By-laws of Deep Field Technologies, Inc. (filed as Exhibit 3.2 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

4.1 Deep Field Technologies, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 4.1 filed with Form S-8 on December 14, 2005.

4.2 Deep Field Technologies, Inc. 2005 Directors' and Officers' Stock Incentive Plan incorporated herein by reference to Exhibit 4.2 filed with Form S-8 on December 14, 2005.

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller incorporated herein by reference to Exhibit 9.1 filed with Form SB-2 on September 30, 2005.

9.2 Irrevocable Proxy of Mark Meller, dated August 5, 2005 incorporated herein by reference to Exhibit 9.2 filed with Form SB-2 on September 30, 2005.

10.1 Standby Equity Distribution Agreement, dated August 12, 2004, between Cornell Capital Partners, LP and iVoice Technology 2, Inc. (filed as
          Exhibit 10.1 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.2 Securities Purchase Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.2 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.3 Escrow Agreement, dated August 12, 2004, between iVoice Technology 2, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP (filed as
          Exhibit 10.3 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.4 Registration Rights Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.4 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.5 Escrow Agreement, dated August 12, 2004, between iVoice Technology 2, Inc., Cornell Capital Partners, LP. and Butler Gonzalez LLP (filed as
          Exhibit 10.5 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.6 Investor Registration Rights Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.6 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.7 Security Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.7 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.8 Placement Agent Agreement, dated August 12, 2004, between iVoice Technology 2, Inc. and Sloan Securities Corporation (filed as Exhibit
          10.8 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.9 Employment Agreement, dated as of August 3, 2004, between iVoice Technology 2, Inc. and Jerome Mahoney (filed as Exhibit 10.9 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.10 Employment Agreement, dated as of October 1, 2004, between iVoice Technology 2, Inc. and Mark Meller (filed as Exhibit 10.10 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.11 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice Technology 2, Inc. (filed as Exhibit 10.11 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement and Consent, dated November 11, 2004 between iVoice Technology 2, Inc. and Deep Field Technologies, Inc. (filed as Exhibit 10.12 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.13 Corporate Contribution and General Conveyance Agreement, dated August 5, 2005 between iVoice, Inc. and Deep Field Technologies, Inc. incorporated herein by reference to Exhibit 10.13 filed with Form SB-2 on September 30, 2005.

10.14     [Intentionally Omitted.]

10.15 Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.15 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.16 Promissory Note from Deep Field Technologies, Inc. to Jerome Mahoney dated August 5, 2005 incorporated herein by reference to Exhibit 10.16 filed with Form SB-2 on September 30, 2005.

10.17 Amendment to Employment Agreement, dated January 11, 2005 between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.17 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

10.18 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.18 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.19 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.19 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.20 Promissory Note, dated February 28, 2005, from Deep Field Technologies, Inc. to Cornell Capital Partners, LP (filed as Exhibit
          10.20 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.21 Security Agreement, dated as of February 28, 2005, by and between Deep Field Technologies, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.21 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.22 Guaranty of Promissory Note, dated February 28, 2005, from Deep Field Technologies, Inc. to Cornell Capital Partners, LP, made by iVoice, Inc. in favor of Cornell Capital Partners, LP (filed as Exhibit 10.22 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.23 Non-Binding Letter of Intent, dated March 9, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc. (filed as
          Exhibit 10.23 to Deep Field Technologies, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120506, filed on April 14, 2005, and incorporated herein by reference)

10.24 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney (filed as Exhibit
          10.24 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.25 Amendment No. 2 to Employment Agreement, dated May 25, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney (filed as Exhibit
          10.25 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.26 Amendment No. 2 to Employment Agreement, dated April 1, 2005, between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.26 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.27 Amendment No. 3 to Employment Agreement, dated May 25, 2005, between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.27 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

10.28 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney (filed as Exhibit
          10.28 to Deep Field Technologies, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120506, filed on July 28, 2005, and incorporated herein by reference)

10.29 Amendment No. 4 to Employment Agreement, dated July 18, 2005, between Deep Field Technologies, Inc. and Mark Meller (filed as Exhibit 10.29 to Deep Field Technologies, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120506, filed on July 28, 2005, and incorporated herein by reference)

10.30 Standby Equity Distribution Agreement, dated September 9, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc. (filed as Exhibit 10.1 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.31 Escrow Agreement, dated September 9, 2005, between Deep Field Technologies, Inc., Cornell Capital Partners, LP. and David Gonzalez, Esq. (filed as Exhibit 10.4 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.32 Placement Agent Agreement, dated September 9, 2005, between Deep Field Technologies, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.33 Registration Rights Agreement, dated September 9, 2005, between Deep Field Technologies, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.2 to Deep Field Technologies, Inc.'s Current Report on Form 8-K, filed on September 15, 2005, and incorporated herein by reference)

10.34 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between Deep Field Technologies, Inc. and Jerome Mahoney incorporated herein by reference to Exhibit 10.34 filed with Form SB-2 on September 30, 2005.

10.35 Amendment No. 5 to Employment Agreement, dated September 29, 2005, between Deep Field Technologies, Inc. and Mark Meller incorporated herein by reference to Exhibit 10.35 filed with Form SB-2 on September 30, 2005.

10.36 Form of Deep Field Technologies, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to Cornell Capital Partners, LP (filed as
          Exhibit 4.1 to Deep Field Technologies, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120506, filed on January 13, 2005, and incorporated herein by reference)

14*       Code of Ethics

16 Letter of Mendlowitz Weitsen, LLP, dated May 27, 2005, with respect to the change in the Company's principal accountants (filed as Exhibit 16 to Deep Field Technologies, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120506, filed on June 24, 2005, and incorporated herein by reference)

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

--------------------
* Filed herein

                          DEEP FIELD TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                          DEEP FIELD TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS




                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .............      1

FINANCIAL STATEMENTS

      Balance Sheets ................................................      2

      Statements of Operations ......................................      3

      Statements of Stockholders' Deficit ...........................      4

      Statements of Cash Flows ......................................     5-6

      Notes to Financial Statements .................................    7-20

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2828 FAX: 856.346.2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF DEEP FIELD TECHNOLOGIES, INC. Matawan, New Jersey

We have audited the accompanying balance sheets of Deep Field Technologies, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Field Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2005 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial accumulated deficits and has completed the process of being spun out. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                          Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
February 5, 2006

                          DEEP FIELD TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                                     ASSETS
                                     ------
                                                                        2005            2004
                                                                    ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                           $    126,337    $    299,566
Accounts receivable                                                           --           3,000
Inventory, net                                                                --             317
Prepaid expenses                                                           5,891              --
                                                                    ------------    ------------
      Total current assets                                               132,228         302,883
                                                                    ------------    ------------

TOTAL ASSETS                                                        $    132,228    $    302,883
                                                                    ============    ============


                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                               $    254,526    $     47,513
Deferred maintenance contracts                                                --             112
Due to related parties                                                   214,766              --
Notes payable to related parties                                         190,000              --
Notes payable                                                            500,000              --
Convertible debentures                                                        --         400,000
                                                                    ------------    ------------

      Total current liabilities                                        1,159,292         447,625
                                                                    ------------    ------------


STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
      no shares issued and outstanding                                        --              --
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
      10,013,984 shares issued and outstanding for 2005 and 2004              --              --
  Class B - $.01 par value; authorized 50,000,000 shares;
      no shares issued and outstanding                                        --              --
  Class C - $.01 par value; authorized 20,000,000 shares;
      no shares issued and outstanding                                        --              --

Additional paid in capital                                                    --              --
Accumulated deficit                                                   (1,027,064)       (144,742)
                                                                    ------------    ------------
      Total stockholders' deficit                                     (1,027,064)       (144,742)
                                                                    ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $    132,228    $    302,883
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                        2005            2004
                                                                    ------------    ------------
SALES, NET                                                          $        112    $      7,344

COST OF SALES                                                                 --           2,352
                                                                    ------------    ------------

GROSS PROFIT                                                                 112           4,992
                                                                    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                                             --           1,807
   General and administrative expenses                                   623,733         121,949
   Research and development expenses                                          --           1,982
                                                                    ------------    ------------
Total selling general and administrative expenses                        623,733         125,738
                                                                    ------------    ------------

LOSS FROM OPERATIONS                                                    (623,621)       (120,746)
                                                                    ------------    ------------

OTHER INCOME ( EXPENSE)
   Other income                                                            4,437           4,494
   Interest expense                                                      (60,138)         (6,463)
   Write-off of financing costs                                          (10,000)        (71,546)
                                                                    ------------    ------------
Total other income (expense)                                             (65,701)        (73,515)
                                                                    ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                                (689,322)       (194,261)

PROVISION FOR INCOME TAXES                                                    --              --
                                                                    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                                $   (689,322)   $   (194,261)
                                                                    ============    ============

NET LOSS PER COMMON SHARE
   Basic                                                            $      (0.07)          (0.02)
                                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                              10,013,984      10,013,984
                                                                    ============    ============



   The accompanying notes are an integral part of these financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                                                          TOTAL
                  PREFERRED STOCK     COMMON STOCK A      COMMON STOCK B    COMMON STOCK C   ADDITIONAL                SHAREHOLDERS'
                  ---------------   -------------------   ---------------   ---------------    PAID IN   ACCUMULATED      EQUITY
                  SHARES   AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     DEFICIT     (DEFICIENCY)
                  ------   ------   ----------   ------   ------   ------   ------   ------  ----------  -----------   ------------
Balance at
January 1, 2004       --   $   --          100   $   --       --   $   --       --   $   --  $       --  $       390   $        390

Investment of
equity from
spinoff                                                                                                       49,129   $     49,129

Retroactive
restatement of
forward stock
split in August
2005                                10,013,884

Net loss for
the year ended
December 31, 2004                                                                                           (194,261)      (194,261)
                  ------   ------   ----------   ------   ------   ------   ------   ------  ----------  -----------   ------------

Balance at
December 31, 2004     --       --   10,013,984       --       --       --       --       --          --     (144,742)      (144,742)

Assumption of
debt per spin
out agreement                                                                                               (193,000)      (193,000)

Net loss for
the year ended
December 31, 2005     --       --           --       --       --       --       --       --                 (689,322)      (689,322)
                  ------   ------   ----------   ------   ------   ------   ------   ------  ----------  -----------   ------------
Balance at
December 31, 2005     --   $   --   10,013,984   $   --       --   $   --       --   $   --  $       --   (1,027,064)  $ (1,027,064)
                  ======   ======   ==========   ======   ======   ======   ======   ======  ==========  ===========   ============


   The accompanying notes are an integral part of these financial statements.

                           DEEP FIELD TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004




                                                                  2005            2004
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $   (689,322)   $   (194,261)

   Changes in certain assets and liabilities:
      Increase in accounts receivable                                   --          (3,000)
      (Increase) decrease in inventory                                 317              (2)
      (Increase) decrease in prepaid expenses                       (5,891)             75
      Increase in accounts payable and accrued liabilities         207,013          47,513
      Increase in due to related parties                           214,766              --
      Increase (decrease) in deferred maintenance contracts           (112)            112
                                                              ------------    ------------
   Total cash (used in) operating activities                      (273,229)       (149,563)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of convertible debentures                        --         400,000
   Proceeds from note payable                                      100,000              --
   Net investment by iVoice, Inc                                        --          49,129
                                                              ------------    ------------
   Total cash provided by financing activities                     100,000         449,129
                                                              ------------    ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS             (173,229)        299,566

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      299,566              --
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                       $    126,337    $    299,566
                                                              ============    ============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                           $         --    $         --
                                                              ============    ============
   Income taxes                                               $         --    $         --
                                                              ============    ============





   The accompanying notes are an integral part of these financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the Year Ended December 31, 2005

During the year ended December 31, 2005, the Company:

a) During the year ended December 31, 2005, the Company terminated the Convertible Debentures and replaced it with a secured promissory note in the amount of $500,000 ($400,000 representing replacement notes and $100,000 representing new financing).

b) During the year ended December 31, 2005, the Company assumed an outstanding promissory note in the amount of $190,000, payable to Jerry Mahoney, Non-Executive Chairman of the Board.

c) During the year ended December 31, 2005, the Company adjusted its balance of accounts receivable in the amount of $3,000 per the spin-out with iVoice, Inc.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - BACKGROUND
-------------------

Deep Field Technologies, Inc. ("Deep Field Technologies" or the "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by Deep Field Technologies 2 and thereafter assigned to the Company.

On September 1, 2004, the Board of Directors of iVoice, the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies. iVoice will continue to focus on its own computerized telephony technology and related business development operations. Deep Field Technologies intends to continue to develop, market and license the Unified Messaging line of computerized telephony software.

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

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - BUSINESS OPERATIONS
----------------------------

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

NOTE 3 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has traditionally operated as a non-reporting component of iVoice, Inc. and accordingly these financial statements have been derived from the consolidated financial statements and accounting records of iVoice, Inc., and reflect significant assumptions and allocations. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of December 31, 2005, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a) Basis of Presentation

The accompanying financial statements up thru August 4, 2005, had been derived from the consolidated financial statements and accounting records of iVoice, a publicly traded company, using the historical results of operations and historical basis of assets and liabilities of the Company's Interactive Voice Response business. Management believes the assumptions underlying the financial statements are reasonable.

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

c) Revenue Recognition

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

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

c) Revenue Recognition (Continued)

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

d) Product Warranties

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

e) Research and development costs

Research and development costs will be charged to operations as incurred.

f) Inventory

Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

g) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2005 and 2004, advertising expense amounted to $0 and $0, respectively.

h) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2005 and 2004.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2005 and 2004, were $26,337 and $204,566, respectively.

i) Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards Board ("FAS") No. 109. Under FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

j) Organization Costs

Organization costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

k) Earnings (Loss) Per Share

FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend (via spin-off from iVoice, Inc.) has been retroactively applied to the year beginning January 1, 2004. For the year ended December 31, 2004, the computation of basic earnings per share is computed by dividing income available to common shareholders by the number of shares issued via the spin-off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

 The weighted shares used in the computation are as follows:

                                             As of                 As of
                                       December 31, 2005     December 31, 2004
                                       -----------------     -----------------
Basic and Diluted EPS Purposes             10,013,984           10,013,984

The Company had no common stock equivalents at December 31, 2005. The Company potentially had common stock equivalents available at December 31, 2004 in connection with the convertible debentures. However, the shares were not yet trading and had no readily available market value. The financial instrument had been refinanced in February 2005, at which time the common stock equivalents expired.

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

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

l) Recent Accounting Pronouncements (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published FAS No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in 2006.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

m) Reclassification

Certain amounts in the 2004 financial statements were reclassified to conform to the 2005 presentation. The reclassification had no effect on the net loss for the year ended December 31, 2004.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the year ended December 31, 2004, iVoice allocated operating costs of $49,129 to Deep Field Technologies. These allocations are reflected in the selling, general and administrative, cost of revenue and research and development line items in our statements of operations. The general corporate expense allocation is primarily for cash management, selling expense, legal, accounting, tax, insurance, public relations, advertising, transfer agents, and human resources. The amortization of the Unified Messaging software has been reflected as cost of sales. Other general categories of operating expense, as well as other income and expense, have been allocated to Deep Field Technologies by iVoice based upon a ratio of revenue of the Unified Messaging software over total iVoice revenue for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if Deep Field Technologies had performed these functions as a stand-alone company.

In conjunction with the Spin-off, Deep Field Technologies has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month to month basis until Deep Field Technologies has found replacement services for those services being provided by iVoice or can provide these services for itself.

Pursuant to the employment agreements between Mr. Mahoney and Deep Field Technologies the Company has accrued $82,383 of deferred compensation due to Mr. Mahoney as of December 31, 2005.

Pursuant to the employment agreements between Mr. Meller and Deep Field Technologies the Company has accrued $132,383 of deferred compensation due to Mr. Meller as of December 31, 2005.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of Deep Field Technologies. This amount is related to funds loaned to iVoice and is unrelated to the operations of Deep Field Technologies. The note will bear interest at the rate of Prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Deep Field Technologies, Inc., par value $.01 per share, for each dollar owed, (ii) the number of shares of Class A Common Stock of Deep Field Technologies, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

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

Mr. Meller will also be entitled to a sum of $50,000 earned by the completion of the Spin-off. Mr. Meller has agreed to defer the cash receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation.

NOTE 6 - INCOME TAXES
---------------------

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 6 - INCOME TAXES (CONTINUED)
---------------------------------

At December 31, 2005 and 2004 deferred tax assets consist of the following:

                                                     2005          2004
                                                     ----          ----

             Deferred tax assets                 $  165,000     $        0
             Less: Valuation allowance             (165,000)            (0)
                                                 ----------     ----------

             Net deferred tax assets             $        0     $        0
                                                 ==========     ==========

At December 31, 2005 and 2004, the Company had a federal net operating loss carry forward in the approximate amounts of $485,000 and $-0-, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - DEBT
-------------

The Company has entered into a subscription agreement with certain purchasers for the sale of $400,000 in convertible debentures. Additionally, the Company had entered into a Standby Equity Distribution Agreement (the "SEDA") whereby the Company, at their discretion, may periodically sell to an investor, shares of Class A Common Stock to raise capital to fund its working capital needs. These transactions will require the Company to register its common stock under
Section 12(g) of the Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financial transactions. On February 28, 2005, the SEDA was terminated.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 7 - DEBT (CONTINUED)
-------------------------

On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $500,000, $400,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $100,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $100,000 was advanced to the Company. As of December 31, 2005, the balance on the promissory notes was $500,000 plus accrued interest.

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes mature on July 4, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

On September 9, 2005, Deep Field Technologies, Inc. entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. However, these registration statements have not been declared effective as of the date of this report, and no funds have been advanced under the SEDA.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 8 - CAPITAL STOCK
----------------------

Pursuant to the Company's certificate of incorporation, as amended, the Company is authorized to issue 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, par value of $1.00 per share. Below is a description of the Company's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

a) Preferred Stock

Deep Field Technologies is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2005, Deep Field Technologies has not issued any shares of Preferred Stock.

b) Class A Common Stock

In connection with the spin-off from its former parent company iVoice, Inc., the company issued 10,013,984 Class A common stock on August 5, 2005.

As of December 31, 2005, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 10,013,984 shares were issued and outstanding.

As of December 31, 2004, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 10,013,984 shares were issued and outstanding.

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

c) Class B Common Stock

As of December 31, 2005, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2005, no shares were issued or outstanding.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 8 - CAPITAL STOCK (CONTINUED)
----------------------------------

d) Class C Common Stock

As of December 31, 2005, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2005, no shares were issued or outstanding.

NOTE 9 - STOCK OPTIONS
----------------------

The Company did not issue any stock options for the year ended December 31, 2005 and 2004.

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

     o On January 5, 2006, the Company issued 1,000,000 shares of Class A common stock for legal services rendered, valued at $10,481.

     o On January 5, 2006, the Company issued 2,000,000 shares of Class A common stock, with a total value of $16,770 to officers of the Company as repayment of accrued salaries.

     o On January 9, 2006, the Company issued 1,000,000 shares of Class A common stock for legal services rendered, valued at $10,255.

     o On January 5, 2006, the Company issued 6,500,000 shares of Class A common stock, with a total value of $54,600 to officers of the Company as repayment of accrued salaries.

                          DEEP FIELD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

     o On January 12, 2006, the Company entered into a Securities Exchange Agreement (the "Securities Exchange") by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants ("the JV Participants") whereby the JV Participants will transfer 95% of their interest in Automart to the Company in exchange for an aggregate of 116,245,399 Class A Common Stock shares, or 85% of the outstanding shares of the Company, and 2 million of the Company's Class B Common Stock shares.

          The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders,
          (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. It is anticipated that the closing will occur in the first quarter 2006.

          AutoMart is a China based joint venture recently formed between Beijing Silver Harbor Car Service Center and Mayflower Auto Group, LLC. AutoMart business focuses on automobile after-sales services, including maintenance and repairs, insurance, parts sales, interior furnishings, care products, tires, and windshields in the People's Republic of China.