Form 10QSB/A
period 2005-06-30
Deep Field Technologies, Inc.
filed 2006-04-25
CIK 1308026

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

         For the transition period from _______________ to _______________

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

EXPLANATORY NOTE
----------------

Amendment No. 1 to this Form 10-QSB is filed to correctly indicate that the registrant is a "shell company" as defined in Rule 12b-2 of the Exchange Act, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Deep Field Technologies, Inc.

By: /s/ Mark Meller                                 Date:     April 24, 2006
   ------------------------------
Mark Meller, President,
Chief Executive Officer and
Chief Financial Officer