Form 10QSB
period 2006-03-31
Deep Field Technologies, Inc.
filed 2006-05-15
CIK 1308026

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 organization or incorporation)

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

Number of shares of Class A Common Stock, no par value, outstanding as of May 11, 2006: 20,513,984

================================================================================

                                TABLE OF CONTENTS
                                -----------------


PART I.    FINANCIAL INFORMATION

           Item 1.   Condensed Financial Statements (Unaudited)

                     Balance Sheet - March 31, 2006                            2

                     Statements of Operations -
                     For the three months March 31, 2006 and 2005              3

                     Statements of Cash Flows -
                     For the three months March 31, 2006 and 2005              4

                     Notes to Condensed Financial Statements              5 - 15

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition or Plan of Operation                      16 - 21

           Item 3.   Controls and Procedures                                  22


PART II.   OTHER INFORMATION


           Item 6.  Exhibits                                                  23

                         PART I --FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          DEEP FIELD TECHNOLOGIES, INC.
                       CONDENSED BALANCE SHEET (Unaudited)
                                 MARCH 31, 2006

                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                          $     70,485
Prepaid expenses                                                          7,799
                                                                   ------------
      Total current assets                                               78,284
                                                                   ------------

TOTAL ASSETS                                                       $     78,284
                                                                   ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                              $    270,920
Due to related parties                                                  167,256
Notes payable to related parties                                        190,000
Notes payable                                                           500,000
                                                                   ------------

      Total current liabilities                                       1,128,176
                                                                   ------------


STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
      no shares issued and outstanding                                     --
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
20,513,984 shares issued and outstanding                                387,500
  Class B - $.01 par value; authorized 50,000,000 shares;
no shares issued and outstanding                                           --
  Class C - $.01 par value; authorized 20,000,000 shares;
no shares issued and outstanding                                           --
Additional paid in capital                                                 --
Accumulated deficit                                                  (1,437,392)
                                                                   ------------
      Total stockholders' deficit                                    (1,049,892)
                                                                   ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $     78,284
                                                                   ============

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                         2006             2005
                                                                    ------------      ------------
SALES, NET                                                          $       --        $        112

COST OF SALES                                                               --                --
                                                                    ------------      ------------

GROSS PROFIT                                                                --                 112
                                                                    ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                                           --                --
   General and administrative expenses                                    96,579            62,876
   Research and development expenses                                        --                --
                                                                    ------------      ------------
Total selling general and administrative expenses                         96,579            62,876
                                                                    ------------      ------------

LOSS FROM OPERATIONS                                                     (96,579)          (62,764)
                                                                    ------------      ------------

OTHER INCOME (EXPENSE)
Other Income                                                                 421               710
   Interest expense                                                     (314,170)          (15,343)
                                                                    ------------      ------------
Total other income (expense)                                            (313,749)          (14,633)
                                                                    ------------      ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                                (410,328)          (77,397)

PROVISION FOR INCOME TAXES                                                  --                --
                                                                    ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                                $   (410,328)     $    (77,397)
                                                                    ============      ============

NET LOSS PER COMMON SHARE
   Basic                                                            $      (0.02)     $      (0.01)
                                                                    ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                              19,713,984        10,050,000
                                                                    ============      ============

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                        2006              2005
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $   (410,328)     $    (77,397)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Common stock issued for services                                          73,000              --
Issuance of common stock for repayment of deferred compensation          314,500              --
   Changes in certain assets and liabilities:
(Increase) decrease in prepaid expenses                                   (1,908)             --
Increase in accounts payable and accrued liabilities                      16,394            53,193
(Decrease) in deferred maintenance                                          --                (112)
(Decrease) in due to related parties                                     (47,510)             --
                                                                    ------------      ------------
Total cash (used in) operating activities                                (55,852)          (24,316)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of convertible debentures                                              --             100,000
                                                                    ------------      ------------

NET (DECREASE)  IN CASH AND CASH EQUIVALENTS                             (55,852)           75,684

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          126,337           299,566
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $     70,485      $    375,250
                                                                    ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                 $       --        $       --
                                                                    ============      ============
   Income taxes                                                     $       --        $       --
                                                                    ============      ============

NOTE 1 - BACKGROUND
-------------------

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

-------------------------------

A spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of Unified Messaging, and certain accrued liabilities and related party debt to Deep Field Technologies (the "Spin-off"). The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a special taxable dividend.

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

The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders, (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. As of March 31, 2006, the closing is still pending.

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

As of March 31, 2006, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

c)   Revenue Recognition

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company

---------------------------------------------------------------

c)   Revenue Recognition (Continued)

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

---------------------------------------------------------------

g)   Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the three months ended March 31, 2006 and 2005, advertising expense amounted to $0 and $0, respectively.

h)   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at March 31, 2006 and 2005, respectively.

i)   Income Taxes

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

j)  Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

For the three months ended March 31, 2006, the computation of basic earnings per share is computed by dividing income available to common shareholders by the number of shares issued via the spin-off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

---------------------------------------------------------------

The weighted shares used in the computation are as follows:

                                                        As of
                                                   March 31, 2006
                                                   --------------
Basic and Diluted EPS Purposes                       19,713,984

The company had no common stock equivalents at March 31, 2006 and 2005, respectively.

k)   Recent Accounting Pronouncements

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management has assessed the implications of this revised standard, and has concluded that it did not materially impact the Company's results of operations in the first quarter of fiscal year 2006.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the Spin-off, Deep Field Technologies has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until Deep Field Technologies has found replacement services for those services being provided by iVoice, or can provide these services for itself.

Pursuant to the employment agreements between Mr. Mahoney and Deep Field Technologies the Company has accrued $58,628 of deferred compensation due to Mr. Mahoney as of March 31, 2006.

Pursuant to the employment agreements between Mr. Meller and Deep Field Technologies the Company has accrued $108,628 of deferred compensation due to Mr. Meller as of March 31, 2006.

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

The Company entered into a five-year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 3, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. For the twelve (12) month period ended August 3, 2006, Mr. Mahoney's salary has been increased to $87,720.

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

-----------------------------------------------

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

At March 31, 2006 deferred tax assets consist of the following:

        Deferred tax assets                  304,000
        Less: Valuation allowance           (304,000)
                                          ----------

            Net deferred tax assets              -0-
                                          ==========

At March 31, 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $895,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $100,000 was advanced to the Company. As of March 31, 2006, the balance on the promissory notes was $500,000 plus accrued interest.

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

On September 9, 2005, Deep Field Technologies, Inc. entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. However, the Company intends on terminating the SEDA, as it is awaiting the closing of the Share Exchange with Automart and the JV Participants. [See "Pending Transaction" in Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation]

NOTE 8 - CAPITAL STOCK
----------------------

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

a)   Preferred Stock

Deep Field Technologies is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of March 31, 2006, Deep Field Technologies has not issued any shares of Preferred Stock.

b)   Class A Common Stock

As of March 31, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 20,513,984 shares were issued and outstanding.

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

For the three months ended March 31, 2006, the company had the following transactions in its Class A common stock:

o On January 5, 2006, the Company issued 1,000,000 shares of Class A common stock for legal services rendered, valued at $10,481. The fair market value of the shares was $37,000, resulting in beneficial interest of $26,519 charged to operations.

o On January 5, 2006, the Company issued 2,000,000 shares of Class A common stock, with a total value of $20,964 to officers of the Company as repayment of accrued salaries. These shares had a fair market value of $74,000, which resulted in a beneficial interest of $53,036 charged to operations.

o On January 9, 2006, the Company issued 1,000,000 shares of Class A common stock for legal services rendered, valued at $10,255. The fair market value of the shares was $36,000, resulting in beneficial interest of $25,745 charged to operations.

o On January 9, 2006, the Company issued 6,500,000 shares of Class A common stock, with a total value of $66,657 to officers of the Company as repayment of accrued salaries. The shares had a fair market value of $240,500, resulting in a beneficial interest of $173,843 charged to operations.

----------------------------------

c)   Class B Common Stock

As of March 31, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2006, no shares were issued or outstanding.

d)   Class C Common Stock

As of March 31, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2006, no shares were issued or outstanding.

NOTE 9 - STOCK OPTIONS
----------------------

The Company did not issue any stock options for the three months ended March 31, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

       You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form SB-2 previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements.

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

       Deep Field Technologies has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. However, due to the pending Share Exchange, the Company has delayed any attempts to obtain additional financing. [See "Pending Transaction" in Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation]

SEPARATION FROM IVOICE

       Deep Field Technologies was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly owned subsidiary of iVoice. Deep Field Technologies had no material assets or activities until the contribution of the Unified Messaging software business from iVoice. Pursuant to the Spin-Off, Deep Field Technologies is now operating as an independent public company, with iVoice having no continuing ownership interest in Deep Field Technologies.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

           All revenues reported by Deep Field Technologies are derived from the sale or license of our unified messaging systems, which store all messages in one location for access, typically a groupware database with one single list of users for e-mail, voice, telephones and computers. Total revenues for the three months ended March 31, 2006 and March 31, 2005 were $0 and $112, respectively. The Unified Messaging business has only operated as a division and/or a subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the Unified Messaging business is attributable to the minimal resources made available by iVoice for the sales and marketing of the Unified Messaging software products. Management feels that the sales of the Unified Messaging software products may increase if greater financial and operational resources are made available for the sales and marketing of the products. If Deep Field Technologies can obtain funds under the SEDA, Deep Field Technologies will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

      Gross margin for the three months ended March 31, 2006 and March 31, 2005 was $0 and $112, respectively. The net decrease in gross margin dollars is the result of reduced sales.

      Total operating expenses increased to $96,579 for the three months ended March 31, 2006 from $62,876 for the three months ended March 31, 2005, an increase of $33,703. This increase is attributable to accrued salaries per the employment agreements with Mr. Mahoney and Mr. Meller, and professional fees in connection with the financing the operation of the business.

      The loss from continuing operations before other income (expense) for the three months ended March 31, 2006 was $96,579 compared to $62,764 for the three months ended March 31, 2005, an increase in the loss of $33,815. As discussed above, this increase primarily consists of accrued salaries and professional fees.

      Total other income (expense) for the three months ended March 31, 2006 were ($313,749) as compared to ($14,633) for the three months ended March 31, 2005, an increase of $299,116. During the three months ended March 31, 2006, Deep Field Technologies recorded $35,027 of interest expense on the outstanding loans, $421 of interest income on the bank accounts, and a beneficial interest charge for shares issued for $279,143. In the three months ended March 31, 2005, iVoice, Inc allocated $10,000 for financing costs, $5,343 for interest expenses and $710 for interest income to Deep Field Technologies. The finance costs were for fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

      Net loss for the three months ended March 31, 2006 was $410,328 as compared to a loss of $77,397 for the three months ended March 31, 2005. The increase in net loss of $332,931 was the result of the factors discussed above.

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

       On September 9, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, pursuant to which Deep Field Technologies may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the date that Deep Field Technologies delivers to Cornell Capital Partners a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell Capital Partners is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective. However, due to the pending Share Exchange, the Company has delayed any attempts to obtain additional financing. [See "Pending Transaction" in Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation]

       Management believes that its expenses for the twelve months in fiscal 2006 will be approximately $260,000, which includes salaries for the Company's officers and employees, and, assuming Deep Field Technologies has no revenues in such period, Deep Field Technologies expects to incur liabilities, for the year ending December 31, 2006, of approximately $260,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, management believes that Deep Field Technologies can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

       Except for these two financing agreements, the Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that Deep Field Technologies will raise sufficient funds from such financing arrangements, or that Deep Field Technologies will ever produce sufficient revenues to sustain its operations.

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

       During the three months ended March 31, 2006, the Company had a net decrease in cash of $55,852. The Company's principal sources and uses of funds were as follows:

       CASH USED BY OPERATING ACTIVITIES. The Company used $55,582 in cash for operating activities in the three months ended March 31, 2006. This was primarily the result of the cash used to fund the loss from current operating activities.

PENDING TRANSACTION

       On January 12, 2006, Deep Field Technologies, Inc. (the "Company") entered into a Securities Exchange Agreement (the "Securities Exchange") by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants ("the JV Participants") whereby the JV Participants will transfer 95% of their interest in Automart to the Company in exchange for an aggregate of 116,245,399 Class A Common Stock shares, or 85% of the outstanding shares of the Company, and the total number of outstanding Class A Common Stock shares immediately after the consummation of the transaction shall be 136,759,293 and 2 million of the Company's Class B Common Stock shares.

       The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders, (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. It is anticipated that the closing will occur in the third quarter 2006.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

            10.1 Securities Exchange Agreement dated January 12, 2006 by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants previously filed as
                  Exhibit 10.1 in the Current Report on Form 8-K Amendment No. 2 dated January 12, 2006 and incorporated by reference therein.

            10.2 Amendment dated January 12, 2006 to the Securities Exchange Agreement by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants previously filed as Exhibit 10.2 in the Current Report on Form 8-K Amendment No. 2 dated January 12, 2006 and incorporated by reference therein.

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


Deep Field Technologies, Inc.


By: /s/ Mark Meller                                      Date:   May 15, 2006
   --------------------------
Mark Meller, President,
Chief Executive Officer and
Chief Financial Officer

                                  INDEX OF EXHIBITS

            10.1 Securities Exchange Agreement dated January 12, 2006 by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants previously filed as
                  Exhibit 10.1 in the Current Report on Form 8-K Amendment No. 2 dated January 12, 2006 and incorporated by reference therein.

            10.2 Amendment dated January 12, 2006 to the Securities Exchange Agreement by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants previously filed as Exhibit 10.2 in the Current Report on Form 8-K Amendment No. 2 dated January 12, 2006 and incorporated by reference therein.

            31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002