Form 10QSB
period 2006-06-30
Deep Field Technologies, Inc.
filed 2006-08-14
CIK 1308026

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Number of shares of Class A Common Stock, no par value, outstanding as of
August 11, 2006:  20,513,984
================================================================================

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements (Unaudited)

           Balance Sheet - June 30, 2006                                      2

           Statements of Operations -
           For the six months and three months ended June 30,
           2006 and 2005                                                      3

           Statements of Cash Flows -
           For the six months ended June 30, 2006 and 2005                    4

           Notes to Condensed Financial Statements                          5-16

   Item 2. Management's Discussion and Analysis of Financial Condition
           or Plan of Operation                                            17-23

   Item 3. Controls and Procedures                                           23


PART II. OTHER INFORMATION

   Item 6. Exhibits                                                          24

                          DEEP FIELD TECHNOLOGIES, INC.
                       CONDENSED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS

Cash and cash equivalents                                             $     49,704
Prepaid expenses                                                             3,756
                                                                      ------------

   Total current assets                                                     53,460
                                                                      ------------

TOTAL ASSETS                                                          $     53,460
                                                                      ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES

Accounts payable and accrued expenses                                 $    342,326
Due to related parties                                                     211,116
Notes payable to related parties                                           190,000
Notes payable                                                              500,000
                                                                      ------------

   Total current liabilities                                             1,243,442
                                                                      ------------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding                                              --

Common stock:
   Class A - no par value; authorized 10,000,000,000 shares;
             20,513,984 shares issued and outstanding                      387,500
   Class B - $.01 par value; authorized 50,000,000 shares;
             no shares issued and outstanding                                 --
   Class C - $.01 par value; authorized 20,000,000 shares;
             no shares issued and outstanding                                 --

Accumulated deficit                                                     (1,577,482)
                                                                      ------------
   Total stockholders' (deficit)                                        (1,189,982)
                                                                      ------------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                           $     53,460
                                                                      ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                   For the Six Months Ended           For the Three Months Ended
                                                           June 30,                            June 30,
                                                ------------------------------      ------------------------------
                                                    2006              2005              2006              2005
                                                ------------      ------------      ------------      ------------
SALES, net                                      $       --        $        112      $       --        $       --

COST OF SALES                                           --                --                --                --
                                                ------------      ------------      ------------      ------------

GROSS PROFIT                                            --                 112              --                --
                                                ------------      ------------      ------------      ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses               217,909           148,042           121,420            85,166
                                                ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                (217,909)         (147,930)         (121,420)          (85,166)
                                                ------------      ------------      ------------      ------------

OTHER INCOME ( EXPENSE)
  Other income                                           646             1,415               225               705
  Write-off of financing costs                          --             (10,000)             --                --
   Interest expense                                 (333,155)          (11,575)          (18,895)           (6,232)
                                                ------------      ------------      ------------      ------------
Total other income (expense)                        (332,509)          (20,160)          (18,670)           (5,527)
                                                ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES            (550,418)         (168,090)         (140,090)          (90,693)

PROVISION FOR INCOME TAXES                              --                --                --                --
                                                ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES            $   (550,418)     $   (168,090)     $   (140,090)     $    (90,693)
                                                ============      ============      ============      ============

NET LOSS PER COMMON SHARE
   Basic and diluted                            $      (0.03)     $      (0.02)     $      (0.01)     $      (0.01)
                                                ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                              20,116,194        10,013,984        20,513,984        10,013,984
                                                ============      ============      ============      ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                           2006              2005
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $   (550,418)     $   (168,090)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
Common stock issued for legal services                                       73,000              --
Common stock issued for repayment of deferred compensation                  314,500              --
   Changes in certain assets and liabilities:
   Decrease in prepaid expenses                                               2,135              --
   Increase (decrease) in accounts payable and accrued liabilities           87,800           (29,074)
   Increase (decrease) in due to related parties                             (3,650)          127,500
(Decrease) in deferred maintenance contracts                                   --                (112)
                                                                       ------------      ------------

      Total cash (used in) operating activities                             (76,633)          (69,776)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable                                                --             100,000
                                                                       ------------      ------------

      Net cash provided by financing activities                                --             100,000
                                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (76,633)           30,224

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             126,337           299,566
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $     49,704      $    329,790
                                                                       ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                    $       --        $       --
                                                                       ============      ============
   Income taxes                                                        $       --        $       --
                                                                       ============      ============


SUPPLEMENTAL NON-CASH FLOW INFORMATION
   Common stock issued for legal services                              $     73,000      $       --
                                                                       ============      ============
   Common stock issued for repayment of deferred compensation          $    314,500      $       --
                                                                       ============      ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                          DEEP FIELD TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005


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

Deep Field Technologies, Inc. ("Deep Field Technologies" or the "Company") was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by Deep Field Technologies 2 Inc., and thereafter assigned to the Company.

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

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 1 - BACKGROUND (CONTINUED)
-------------------------------

On August 5, 2005, Deep Field Technologies assumed $190,000 in accrued liabilities and related party debt incurred by iVoice Inc. The debt assumed is convertible into Deep Field Technologies Class B Common Stock at the option of the holder as later described in these notes.

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of Deep Field Technologies from iVoice Inc. was approved and the Company immediately embarked on the process to spin off the Deep Field Technologies from iVoice Inc.

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

The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders, (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. As of June 30, 2006, the closing is still pending.

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

NOTE 2 - BUSINESS OPERATIONS
----------------------------

The Company will continue to develop, market and license the Unified Messaging line, which was developed by iVoice Inc. With Unified Messaging, e-mail, voice mail and faxes can be handled through a desktop computer or telephone. All messages can be viewed and acted upon in order of importance via Microsoft Outlook or a web browser. E-mail can also be retrieved over the phone, using text-to-speech, and responded to with a voice message that will be directed to a fax machine.

NOTE 3 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice Inc, and reflect significant assumptions and allocations. The Company has relied on iVoice Inc. for administrative, management, research and other services.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 3 - GOING CONCERN (CONTINUED)
----------------------------------

As of June 30, 2006, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.


The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a) Basis of Presentation

The accompanying financial statements up through August 4, 2005, had been derived from the consolidated financial statements and accounting records of iVoice Inc. a publicly traded company, using the historical results of operations and historical basis of assets and liabilities of the Company's Interactive Voice Response business. Management believes the assumptions underlying the financial statements are reasonable.

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

c) Revenue Recognition

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product, are not considered essential to the functionality of the software, and are purchased at the customer's option upon the completion of the first year licensed.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


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

e) Research and development costs

Research and development costs are charged to operations as incurred.

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. There were no advertising costs for the six months ended June 30, 2006 and 2005.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at June 30, 2006.

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

i) Earnings (Loss) Per Share

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

The weighted shares used in the computation are as follows:


                           SIX MONTHS ENDED              THREE MONTHS ENDED
                     June 30, 2006  June 30, 2005   June 30, 2006  June 30, 2005
                     -------------  -------------   -------------  -------------
Basic and Diluted
EPS Purposes           20,116,194     10,013,984      20,513,984     10,013,984


The Company had no common stock equivalents at June 30, 2006.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

j) Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management has assessed the implications of this revised standard, and has concluded that it did not materially impact the Company's results of operations in the six months ended June 30, 2006.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

j) Recent Accounting Pronouncements (Continued)

evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company's financial position or results of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the Spin-off, the Company entered into a temporary administrative services agreement with iVoice Inc. The administrative services agreement will continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice Inc., or until it can provide these services for itself.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company. This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company. The note will bear interest at the rate of Prime plus 2.0% (10.25% at June 30, 2006) per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder,

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01 per share, for each dollar owed,
(ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or
(iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2006, the outstanding balance owed Mr. Mahoney is $190,000 plus accrued interest of $14,646.

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

When the Company achieves annual sales equal to or greater than $2,000,000, Mr. Mahoney's base annual compensation will automatically be increased to $145,000. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Mr. Mahoney has agreed to accept part of his compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides, in its sole discretion, that the Company does not have the financial resources to pay him in cash. The number of Class B Common Stock shares to be issued Mr. Mahoney shall be equal to one share of Class B Common Stock for every dollar of compensation due and owing the Executive. During the six months ended June 30, 2006, Mr. Mahoney deferred $33,860 of his compensation and received 4,250,000 shares of Class A Common Stock as a repayment of $35,685 of deferred compensation. As of June 30, 2006, the outstanding balance due to Mr. Mahoney is $80,558.

The Company entered into a five-year employment agreement with Mr. Meller as of October 1, 2004. Mr. Meller will serve as the Company's President, Chief Executive Officer and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. However, when the Company achieves annual sales equal to or greater than $2,000,000, Mr. Meller's base annual salary will automatically be increased to $145,000. The Company also agreed to pay Mr. Meller a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company, net of any debt or other liabilities assumed by the Company. This bonus would be payable in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Meller.

Mr. Meller also received a bonus of $50,000 earned by the completion of the Spin-off. Mr. Meller has agreed to defer the cash receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation. During the six months ended June 30, 2006, Mr. Meller deferred $33,860 of his compensation and received 4,250,000 shares of Class A Common Stock as a repayment of

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


$35,685 of deferred compensation. As of June 30, 2006, the outstanding balance due to Mr. Meller is $130,558.

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

At June 30, 2006, the deferred tax asset consisted of the following:


      Deferred tax asset               $ 404,600
      Less: Valuation allowance         (404,600)
                                       ---------
      Net deferred tax asset                   0
                                       =========

At June 30, 2006, the Company had a federal net operating loss carry forward in the approximate amount of $1,190,000 available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - DEBT
-------------

On August 12 and November 19, 2004, the Company issued an aggregate of $400,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $500,000, $400,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $100,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance.

The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $100,000 was advanced to the Company. As of June 30, 2006, the balance on the promissory notes was $500,000 plus accrued interest of $88,269.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 7 - DEBT (CONTINUED)
-------------------------

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes mature on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

On September 9, 2005, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company's Class A Common Stock (the "Common Stock") over a two-year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. However, the Company intends on terminating the SEDA, as it is awaiting the closing of the Share Exchange with Automart and the JV Participants. [See "Pending Transaction" in Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.]

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

a) Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2006, the Company has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of June 30, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 20,513,984 shares were issued and outstanding.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 8 - CAPITAL STOCK (CONTINUED)
----------------------------------

b) Class A Common Stock (Continued)

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

For the six months ended June 30, 2006, the Company had the following transactions in its Class A common stock:

     o The Company issued 2,000,000 shares of Class A Common Stock for the repayment of accrued legal fees, valued at $20,737. The fair market value of the shares was $73,000, resulting in beneficial interest of $52,263 charged to operations.

     o The Company issued 8,500,000 shares of Class A common stock, with a total value of $71,370 to officers of the Company as repayment of accrued salaries. The shares had a fair market value of $314,500, resulting in a beneficial interest of $243,100 charged to operations.


c) Class B Common Stock

As of June 30, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2006, no shares were issued or outstanding.

d) Class C Common Stock

As of June 30, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2006, no shares were issued or outstanding.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 9 - STOCK OPTIONS
----------------------

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the six months ended June 30, 2006.

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

OVERVIEW AND PLAN OF OPERATION

     Prior to August 5, 2005, the Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice Inc., and reflect significant assumptions and allocations. These financial statements do not necessarily reflect the financial position, results of operations and cash flows of Deep Field Technologies had it been a stand-alone entity.

     Deep Field Technologies seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide Deep Field Technologies with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, the Company's business was formed from the contribution by iVoice Inc. of certain assets and related liabilities on August 5, 2005. In connection with this Spin-off by iVoice Inc., iVoice Inc., immediately prior to the Spin-Off, assigned and conveyed to Deep Field Technologies its Unified Messaging software business and related liabilities, including all intellectual property of iVoice Inc. relating to the Unified Messaging software business. The board and management of iVoice Inc. elected not to transfer any part of the working cash balance of iVoice Inc. to Deep Field Technologies. Based upon the current intention of Deep Field Technologies not to conduct any research and development or hire additional employees and instead focus on the sale of the existing Unified Messaging technology, the board has determined that, on balance, Deep Field Technologies has the ability to satisfy its working capital needs as a whole. The board and management of iVoice Inc. also determined that Deep Field Technologies has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

     The emerging nature of the unified messaging industry and unforeseen expenses from the separation from iVoice Inc., make it difficult to assess the future growth of Deep Field Technologies.

     The Unified Messaging software business has operated at a loss in the past for iVoice Inc., and as an independent company such losses may continue or increase. Additionally, the Company's business has relied on iVoice Inc. for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, Deep Field Technologies developed and maintains its own credit and banking relationships and perform its own financial and investor relation functions. Deep Field Technologies may not be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

     Deep Field Technologies has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. However, due to the pending Share Exchange, the Company has delayed any attempts to obtain additional financing. [See "Pending Transaction" in Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation]

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     All revenues reported by Deep Field Technologies are derived from the sale or license of our unified messaging systems, which store all messages in one location for access, typically a groupware database with one single list of users for e-mail, voice, telephones and computers. Total revenues for the six months ended June 30, 2006 and June 30, 2005 were $0 and $112, respectively. Prior to the Spin-Off from iVoice Inc., the Unified Messaging business has only operated as a division and/or a subsidiary of iVoice Inc. and has never operated on a stand-alone basis. The low sales volume of the Unified Messaging business is attributable to the minimal resources made available for the sales and marketing of the Unified Messaging software products. Management feels that the sales of the Unified Messaging software products may increase if greater financial and operational resources are made available for the sales and marketing of the products.

     Gross profit for the six months ended June 30, 2006 and June 30, 2005 was $0 and $112, respectively. The decrease in gross profit dollars is the result of decreased sales.

     Total operating expenses increased to $217,909 for the six months ended June 30, 2006 from $148,042 for the six months ended June 30, 2005, an increase of $69,867. This increase is primarily attributable to increased professional fees and insurance costs of $70,214 incurred to be a public reporting company following the spin-off from iVoice Inc. These increases were offset by a reduction in Administrative Service fees charged by iVoice Inc.

     Total other income (expense) for the six months ended June 30, 2006 increased to $332,509 as compared to $20,160 for the six months ended June 30, 2005, an increase of $312,349. During the six months ended June 30, 2006, Deep Field Technologies recorded $37,762 of interest expense on the outstanding loans, $646 of interest income on the bank accounts, and a beneficial interest charge for shares issued for $295,393. During the six months ended June 30, 2005, Deep Field Technologies recorded $10,000 for financing costs, $11,575 for interest expenses and $1,415 for other income. The finance costs were for fees paid to Cornell Capital Partners for financing arrangements. The other income was primarily from interest earned on the cash accounts. The interest expense was for accrued interest on related party loan and Cornell promissory notes.

     Net loss for the six months ended June 30, 2006 was $550,418 as compared to a loss of $168,090 for the six months ended June 30, 2005. The increase in net loss of $382,328 was the result of the factors discussed above.

     As of June 30, 2006, Deep Field Technologies had two part-time employees.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     All revenues reported by Deep Field Technologies are derived from the sale or license of our unified messaging systems, which store all messages in one location for access, typically a groupware database with one single list of users for e-mail, voice, telephones and computers. Total revenues for the three months ended June 30, 2006 and June 30, 2005 were $0 and $0, respectively. The low sales volume of the Unified Messaging business is attributable to the minimal resources made available for the sales and marketing of the Unified Messaging software products. Management feels that the sales of the Unified Messaging software products may increase if greater financial and operational resources are made available for the sales and marketing of the products.

     Gross margin for the three months ended June 30, 2006 and June 30, 2005 was $0 and $0, respectively. There was no gross margin dollars as the result of no sales.

     Total operating expenses increased to $121,420 for the three months ended June 30, 2006 from $85,166 for the three months ended June 30, 2005, an increase of $36,254. This increase is primarily attributable to increased professional fees and insurance costs of $38,302 incurred to be a public reporting company following the spin-off from iVoice Inc. These increases were offset by a reduction in Administrative Service fees charged by iVoice Inc.

     Total other income (expense) for the three months ended June 30, 2006 were an expense of $18,670 as compared to expense of $5,527 for the three months ended June 30, 2005, an increase of $13,143. During the three months ended June 30, 2006, Deep Field Technologies recorded $18,895 of interest expense on the outstanding loans and $225 of interest income on the bank accounts. During the three months ended June 30, 2005, Deep Filed Technologies recorded $6,232 for interest expense and $705 for other income. The other income was primarily from interest earned on the cash accounts. The interest expense was for accrued interest on related party loan and the Cornell promissory note.

     Net loss for the three months ended June 30, 2006 was $140,090 as compared to a loss of $90,693 for the three months ended June 30, 2005. The increase in net loss of $49,397 was the result of the factors discussed above.

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

     The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice Inc. had also guaranteed the payment of all amounts payable by Deep Field Technologies pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

     On September 9, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, pursuant to which Deep Field Technologies may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the date that Deep Field Technologies delivers to Cornell Capital Partners a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell Capital Partners is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective. However, due to the pending Share Exchange, the Company has delayed any attempts to obtain additional financing. [See "Pending Transaction" in Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation]

     Management believes that its going-forward expenses for the twelve months following the date of this filing will be approximately $600,000, which includes salaries for the Company's officers and employees, and, assuming Deep Field Technologies has no revenues in such period, Deep Field Technologies expects to incur liabilities of approximately $600,000 in this period. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice Inc. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and Deep Field Technologies is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that Deep Field Technologies can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

     On August 5, 2005, Deep Field Technologies assumed an aggregate of $190,000 in liabilities from iVoice Inc. and iVoice Inc. assigned to Deep Field Technologies assets having an aggregate book value of $3,000. Deep Field Technologies believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

     Deep Field Technologies assumed from iVoice Inc. an outstanding promissory note in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice Inc. in July 2000 that were used to develop the unified messaging systems business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice Inc. Pursuant to the terms of the promissory note, Deep Field Technologies, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Deep Field Technologies, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of Deep Field Technologies calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

     During the six months ended June 30, 2006, the Company had a net decrease in cash of $76,633. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $76,633 in cash for operating activities in the six months ended June 30, 2006. This was primarily the result of the cash used to fund the cash loss from current operating activities.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the time period covered by this report, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control mover financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform time and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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


Deep Field Technologies, Inc.


By: /s/ Mark Meller                                        Date: August 14, 2006
    ------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Chief Financial Officer

     INDEX OF EXHIBITS

     31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002