Form 10QSB
period 2006-09-30
Deep Field Technologies, Inc.
filed 2006-11-14
CIK 1308026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Number of shares of Class A Common Stock, no par value, outstanding as of
November 10, 2006:   20,513,984

================================================================================

                                TABLE OF CONTENTS
                                -----------------



PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements (Unaudited)

                  Balance Sheet - September 30, 2006 ..................        2

                  Statements of Operations -
                  For the nine months and three months ended
                  September 30, 2006 and 2005 .........................        3

                  Statements of Cash Flows -
                  For the nine months ended September 30, 2006
                  and 2005 ............................................        4

                  Notes to Condensed Financial Statements .............   5 - 17

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition or Plan of Operation ............  18 - 22

         Item 3.  Controls and Procedures .............................       23



PART II. OTHER INFORMATION

         Item 6.  Exhibits ............................................       24

                          DEEP FIELD TECHNOLOGIES, INC.
                       CONDENSED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2006


                                     ASSETS
                                     ------

CURRENT ASSETS

Cash and cash equivalents                                           $    33,972
Prepaid expenses                                                          6,283
                                                                    -----------

      Total current assets                                               40,255
                                                                    -----------

TOTAL ASSETS                                                        $    40,255
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES

Accounts payable and accrued expenses                               $   377,765
Due to related parties                                                  255,678
Notes payable to related parties                                        190,000
Notes payable                                                           500,000
                                                                    -----------

      Total current liabilities                                       1,323,443
                                                                    -----------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding                                           --

Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
    20,513,984 shares issued and outstanding                            387,500
  Class B - $.01 par value; authorized 50,000,000 shares;
    no shares issued and outstanding                                       --
  Class C - $.01 par value; authorized 20,000,000 shares;
    no shares issued and outstanding                                       --

Accumulated deficit                                                  (1,670,688)
                                                                    -----------
      Total stockholders' (deficit)                                  (1,283,188)
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                         $    40,255
                                                                    ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                               For the Nine Months Ended          For the Three Months Ended
                                                      September 30,                       September 30,
                                             ------------------------------      ------------------------------
                                                 2006              2005              2006              2005
                                             ------------      ------------      ------------      ------------
SALES, net                                   $       --        $        112      $       --        $       --

COST OF SALES                                        --                --                --                --
                                             ------------      ------------      ------------      ------------

GROSS PROFIT                                         --                 112              --                --

GENERAL AND ADMINISTRATIVE EXPENSES               282,418           451,306            64,511           303,264
                                             ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                             (282,418)         (451,194)          (64,511)         (303,264)
                                             ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Other income                                       869             2,800               223             1,386
   Write-off of financing costs                      --             (10,000)             --                --
   Interest expense                              (362,075)          (40,944)          (28,919)          (29,369)
                                             ------------      ------------      ------------      ------------
Total other income (expense)                     (361,206)          (48,144)          (28,696)          (27,983)
                                             ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES         (643,624)         (499,338)          (93,207)         (331,247)

PROVISION FOR INCOME TAXES                           --                --                --                --
                                             ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES         $   (643,624)     $   (499,338)     $    (93,207)     $   (331,247)
                                             ============      ============      ============      ============

NET LOSS PER COMMON SHARE
   Basic and diluted                         $      (0.03)     $      (0.05)     $      (0.00)     $      (0.03)
                                             ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                           20,250,248        10,013,984        20,513,984        10,013,984
                                             ============      ============      ============      ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                          DEEP FIELD TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



                                                                   2006             2005
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $  (643,624)     $  (499,338)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Common stock issued for legal services                           73,000             --
   Common stock issued for repayment of deferred compensation      314,500             --
   Changes in certain assets and liabilities:
      Decrease in accounts receivable                                 --              3,000
      Decrease in inventory                                           --                317
      (Increase) in prepaid expenses                                  (392)          (6,344)
      Increase in accounts payable and accrued liabilities         123,239          209,556
      Increase in due to related parties                            40,912          150,906
      (Decrease) in deferred maintenance contracts                    --               (112)
                                                               -----------      -----------

      Total cash (used in) operating activities                    (92,365)        (142,015)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                        --            100,000
   Net investment by iVoice, Inc                                      --             (3,000)
                                                               -----------      -----------

      Net cash provided by financing activities                       --             97,000
                                                               -----------      -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (92,365)         (45,015)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    126,337          299,566
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    33,972      $   254,551
                                                               ===========      ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                            $      --        $      --
                                                               ===========      ===========
   Income taxes                                                $      --        $      --
                                                               ===========      ===========

                          DEEP FIELD TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


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

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 1 - BACKGROUND (CONTINUED)
-------------------

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

The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders, (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. As of September 30, 2006, the closing is still pending.

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

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 3 - GOING CONCERN (CONTINUED)
----------------------

As of September 30, 2006, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

On January 12, 2006, the Company entered into a Securities Exchange Agreement by and among the Company, AutoMart and AutoMart's JV Participants whereby the JV Participants will transfer 95% of their interest in AutoMart to the Company in exchange for an aggregate of 116,245,399 Class A Common Stock shares, or 85% of the outstanding shares of the Company. The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders,
(ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. Management believes that should the transaction with AutoMart not be consummated, it is uncertain whether the Company will have the ability to raise sufficient capital for future operations.

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

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

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

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

e)       Research and development costs

Research and development costs are charged to operations as incurred.

F)       Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. There were no advertising costs for the nine months ended September 30, 2006 and 2005.

g)       Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at September 30, 2006.

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

i)       Loss Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The computation of basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

i)       Loss Per Share (Continued)

The weighted shares used in the computation are as follows:

                            NINE MONTHS ENDED            THREE MONTHS ENDED
                      ---------------------------   ---------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2006           2005           2006           2005
                      ------------   ------------   ------------   ------------
Basic and Diluted
EPS Purposes            20,250,248     10,013,984     20,513,984     10,013,984


The Company had no common stock equivalents at September 30, 2006.


j)       Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company has implemented the revised standard in the fourth quarter of fiscal year 2005. The adoption of FAS 123R has not had any effect on the financial statements of the company.

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

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE  4  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------

j)       Recent Accounting Pronouncements (Continued)

the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

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

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

j)       Recent Accounting Pronouncements (Continued)

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning afterNovember 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan'soverfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact may be material.


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

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company. This amount is related to funds loaned to iVoice and is unrelated to the operations of the

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------

Company. The note will bear interest at the rate of Prime plus 2.0% (10.25% at September 30, 2006) per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01 per share, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2006, the outstanding balance owed Mr. Mahoney is $190,000 plus accrued interest of $25,976.

The Company entered into a five-year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 3, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. For the twelve (12) month period starting August 3, 2006, Mr. Mahoney's salary will be increased to $90,527. In addition, if the Company achieves annual sales equal to or greater than $2,000,000, Mr. Mahoney's base annual compensation will automatically be increased to $145,000. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company, net of any debt or other liabilities assumed by the Company. Mr. Mahoney has agreed to accept part of his compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides, in its sole discretion, that the Company does not have the financial resources to pay him in cash. The number of Class B Common Stock shares to be issued Mr. Mahoney shall be equal to one share of Class B Common Stock for every dollar of compensation due and owing the Executive. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. During the nine months ended September 30, 2006, Mr. Mahoney deferred $56,492 of his compensation and received 4,250,000 shares of Class A stock as a repayment of $35,685 of deferred compensation. As of September 30, 2006, the outstanding balance due to Mr. Mahoney is $103,190.

The Company entered into a five-year employment agreement with Mr. Meller as of October 1, 2004. Mr. Meller will serve as the Company's President, Chief Executive Officer and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. For the twelve (12) month period starting October 1, 2006, Mr. Meller's salary will be increased to $90,527. In addition if the Company achieves annual sales equal to or greater than $2,000,000, Mr. Meller's base annual salary will automatically be increased to $145,000. The Company also agreed to pay Mr. Meller a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company, net of any debt or other liabilities assumed by the Company. This bonus would be payable in

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------

the form of cash, debt or shares of Class B Common Stock at the option of Mr. Meller.

Mr. Meller also received a bonus of $50,000 earned by the completion of the Spin-off. Mr. Meller has agreed to defer the cash receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. During the nine months ended September 30, 2006, Mr. Meller deferred $55,790 of his compensation and received 4,250,000 shares of class A stock as a repayment of $35,685 of deferred compensation. As of September 30, 2006, the outstanding balance due to Mr. Meller is $152,488.


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

At September 30, 2006, the deferred tax asset consisted of the following:

         Deferred tax asset              $ 384,000
         Less: Valuation allowance        (384,000)
                                         ---------
         Net deferred tax asset              -0-
                                         =========

At September 30, 2006, the Company had a federal net operating loss carry forward in the approximate amount of $1,128,000 available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 7 - DEBT
-------------

On August 12 and November 19, 2004, the Company issued an aggregate of $400,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 7 - DEBT (CONTINUED)
-------------

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

The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $100,000 was advanced to the Company. As of September 30, 2006, the balance on the promissory notes was $500,000 plus accrued interest of $105,858.

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

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


NOTE 8 - CAPITAL STOCK
----------------------

Pursuant to the Company's certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of the Company's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 8 - CAPITAL STOCK (CONTINUED)
----------------------

a)       Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2006, the Company has not issued any shares of Preferred Stock.

b)       Class A Common Stock

As of September 30, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 20,513,984 shares were issued and outstanding.

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

For the nine months ended September 30, 2006, the Company had the following transactions in its Class A common stock:

     o The Company issued 2,000,000 shares of Class A Common Stock for the repayment of accrued legal fees, valued at $20,737. The fair market value of the shares was $73,000, resulting in beneficial interest of $52,263 charged to operations.

     o The Company issued 8,500,000 shares of Class A common stock, with a total value of $71,370 to officers of the Company as repayment of accrued salaries. The shares had a fair market value of $314,500, resulting in a beneficial interest of $243,130 charged to operations.

c)       Class B Common Stock

As of September 30, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2006, no shares were issued or outstanding.

                          DEEP FIELD TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 8 - CAPITAL STOCK (CONTINUED)
----------------------

d)       Class C Common Stock

As of September 30, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2006, no shares were issued or outstanding.


NOTE 9 - STOCK OPTIONS
----------------------

Stock Option Plans
------------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the nine months ended September 30, 2006.

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

         The Unified Messaging software business has operated at a loss in the past for iVoice Inc., and as an independent company such losses may continue or increase. Additionally, the Company's business has relied on iVoice Inc. for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, Deep Field Technologies developed and maintains its own credit and banking relationships and performs its own financial and investor relation functions. Deep Field Technologies may not be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

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

         Deep Field Technologies was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly owned subsidiary of iVoice Inc. Deep Field Technologies had no material assets or activities until the contribution of the Unified Messaging software business from iVoice Inc. Pursuant to the Spin-Off, Deep Field Technologies is now operating as an independent public company, with iVoice Inc. having no continuing ownership interest in Deep Field Technologies.

         On November 11, 2004, Deep Field Technologies received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the SEDA, the employment agreements with Messrs. Mahoney and Meller and the administrative services agreement. Since this assignment, iVoice Technology 2 Inc. has no operating business, assets or known liabilities, and has been dissolved. When we refer to or describe any agreement, contract or other written instrument of Deep Field Technologies, may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology 2 Inc. and assigned to Deep Field Technologies.

         The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to Deep Field Technologies from iVoice Inc. as part of the Spin-Off. The financial information included in this report, however, is not necessarily indicative of what the Company's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

         Deep Field Technologies will operate the Unified Messaging software business. However, management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of Unified Messaging. Deep Field Technologies intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for Unified Messaging. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice Inc.'s previous lack of sales and marketing efforts on Unified Messaging, the Company's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

         As of August 5, 2005, iVoice Inc. assigned, contributed and conveyed to Deep Field corporate assets, liabilities and expenses related to the Unified Messaging software business, including the Unified Messaging software and all intellectual property of iVoice Inc. relating to the Unified Messaging software business and the assignment of iVoice Inc.'s existing agreements and arrangements with dealers and resellers. This assignment, contribution and conveyance of assets, liabilities and expenses was based on an estimate of the proportion of such amounts allocable to Deep Field Technologies, utilizing such factors as total revenues, employee headcount and other relevant factors. Deep Field Technologies believes that these allocations have been made on a reasonable basis. Deep Field Technologies believes that all costs allocated to Deep Field Technologies are a reasonable representation of the costs that Deep Field Technologies would have incurred if Deep Field Technologies had performed these functions as a stand-alone company.

         In conjunction with the separation of the Unified Messaging software business from iVoice Inc., Deep Field Technologies entered into an administrative services agreement with iVoice Inc. for the provision of certain services by iVoice Inc. to Deep Field Technologies following the Spin-off. This agreement will continue on a month-to-month basis until Deep Field Technologies has found replacement services for those services being provided by iVoice Inc. or can provide these services for itself. Following the termination of the administrative services agreement, we expect that Deep Field Technologies will operate on a completely stand-alone basis from iVoice Inc. and there will be no business or operating relationship between iVoice Inc. and Deep Field Technologies, except that Deep Field Technologies will continue to sub-lease space from iVoice Inc.

         Our shares of Class A Common Stock were distributed to iVoice Inc. stockholders on August 12, 2005.


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

         Except for these two financing agreements, the Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that Deep Field Technologies will raise sufficient funds from such financing arrangements, or that Deep Field Technologies will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of the Company's financing is dependent upon. Management believes that should the transaction with AutoMart not be consummated, it is uncertain whether the Company will have the ability to raise sufficient capital for future operations.

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

         During the nine months ended September 30, 2006, the Company had a net decrease in cash of $92,365. The Company's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. The Company used $92,365 in cash for operating activities in the nine months ended September 30, 2006. This was primarily the result of the cash used to fund the cash loss from current operating activities.


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

         The closing of the Securities Exchange will occur upon the satisfaction of a number of conditions precedents: (i) shareholder approval of the Securities Exchange by the Company's shareholders, (ii) financing in the form of a convertible debenture for not less than $4 million and (iii) the requisite approvals by the People's Republic of China. It is anticipated that the closing will occur in the fourth quarter of 2006.


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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended September 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures.


CHANGES IN INTERNAL CONTROLS.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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



Deep Field Technologies, Inc.



By: /s/ Mark Meller                                      Date: November 14, 2006
    ---------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Chief Financial Officer

                                INDEX OF EXHIBITS



         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002