Form 10KSB
period 2006-12-31
Deep Field Technologies, Inc.
filed 2007-05-03
CIK 1308026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-120506

DEEP FIELD TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

NEW JERSEY	20-1862816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1428 S. Brandywine Circle, Fort Myers, FL	33919
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (239) 482-4700

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Class A Common, No Par Value

Check whether the issuer is not required to file reports pursuant to Section 13or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Deep Field was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year. $0

As of April 15, 2007, Deep Field had 113,595,619 shares of Class A Common, no par value per share and 2,000,000 shares of Class B Common, par value $0.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and asked prices on that date was $10,848,382.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Deep Field

In September 2004, the Board of Directors of iVoice, Inc. (“iVoice”) resolved to pursue the separation of iVoice’s software business into three (3) publicly owned companies. Deep Field Technologies, Inc. (“Deep Field” or “Registrant”) was formed to continue to develop, market and license the Unified Messaging line of iVoice’s computerized telephony software.

Deep Field was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice. Deep Field received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and previously a wholly-owned subsidiary of iVoice. This transaction was accomplished on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property representing the software codes of Unified Messaging, and certain accrued liabilities and related party debt to Deep Field. The Class A common stock, no par value per share of Deep Field (“Class A Common”) was distributed to iVoice shareholders in the form of a special taxable dividend.

On January 12, 2006, Deep Field entered into a Securities Exchange Agreement (the “First Securities Exchange”), with Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People’s Republic of China (“AutoMart”) and AutoMart’s joint venture participants (the “JV Participants”) whereby the JV Participants would transfer 95% of their interest in AutoMart to Deep Field in exchange for an aggregate of 116,245,399 shares of Class A Common, or 85% of the outstanding shares of Deep Field, and 2,000,000 shares of Deep Field’s Class B common stock, par value $0.01 per share (“Class B Common”).

The closing of the First Securities Exchange was to occur upon the satisfaction of a number of conditions precedents, including: (i) shareholder approval of the First Securities Exchange by Deep Field’s stockholders, (ii) financing in the form of a convertible debenture of not less than $4 million and (iii) the requisite approvals by The People’s Republic of China. Those conditions were not met, and the First Securities Exchange was subsequently voided by mutual agreement of the parties, and a new agreement was negotiated.

Subsequent Events

Share Exchange Agreement

On February 13, 2007 (the “Transaction Date”), Deep Field completed its acquisition of Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. (“AutoMart” and together with the “Company”), a cooperative joint venture organized under the laws of The People’s Republic of China. Deep Field, AutoMart and those certain joint venture participants named therein (the “JV Participants”) executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to Deep Field, and Deep Field agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with ;a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of Class A Common (also referred to herein as “Common Stock”), (b) Two Million (2,000,000) shares of Class B Common and (c) the assumption by Deep Field of all obligations of Mayflower Auto Group LLC (“Mayflower”) with respect to the issuance by Cornell Capital Partners, LP (“Cornell”) to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the “Mayflower Notes”). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of Deep Field. Such Notice was mailed to Deep Field’s stockholders on February 8, 2007 and the securities were exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse acquisition, which AutoMart is considered the acquirer (hereinafter referred to as the “Merger”).

Asset Purchase Agreement

In connection with the transactions consummated by the Exchange Agreement, Deep Field entered into an asset purchase agreement (the “APA”) with iVoice, Inc. (“iVoice”) on the Transaction Date pursuant to which Deep Field assigned, transferred and delivered to iVoice on an “as is, where is” basis, and iVoice purchased from Deep Field on an “as is, where is” basis, all of the Assets (as such term is defined in the APA) relating to Deep Field’s Unified Messaging business, free and clear of all encumbrances and liens, in exchange for the payment by iVoice to Deep Field of One Dollar ($1.00). A copy of the APA and the Bill of Sale are attached hereto as Exhibits 10.2 and 10.3, respectively.

Consulting Agreements

In connection with the transactions contemplated by the Exchange Agreement, Deep Field entered into Consulting Agreements, each dated as of the Transaction Date, with each of: (a) Mr. Mark Meller, pursuant to which Mr. Meller shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to Mr. Meller of One Million (1,000,000) shares of Common Stock, which Common Stock shall be issued to Mr. Meller on the Effective Date (as defined therein), and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance; (b) Mr. Jerome Mahoney, pursuant to which Mr. Mahoney shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to Mr. Mahoney of One Million (1,000,000) shares of Common Stock, which Common Stock shall be issued to Mr. Mahoney on the Effective Date (as defined therein) and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance; (c) iVoice, pursuant to which iVoice shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to iVoice of Four Million (4,000,000) shares of Common Stock, which Common Stock shall be issued to iVoice on the Transaction Date and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance; (d) MM2 Group, Inc. (“MM2”), pursuant to which MM2 shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to iVoice of Four Million (4,000,000) shares of Common Stock, which Common Stock shall be issued to MM2 on the Transaction Date and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance.

Termination & Settlement Agreements

In connection with the transactions contemplated by the Exchange Agreement, Deep Field entered into Termination & Settlement Agreements with each of (a) Mr. Meller, pursuant to which (i) Mr. Meller resigned from his positions as President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of Deep Field, (ii) Deep Field and Mr. Meller agreed to settle all obligations owing by Deep Field to Mr. Meller, including, without limitation, all obligations under Mr. Meller’s October 1, 2004 Employment Agreement, in exchange for the issuance by Deep Field to Mr. Meller of the One Million (1,000,000) shares of Common Stock issued pursuant to Mr. Meller’s Consulting Agreement as described herein above and (iii) Deep Field and Mr. Meller terminated Mr. Meller’s October 1, 2004 Employment Agreement and (b) Mr. Mahoney, pursuant to which (x) Mr. Mahoney resigned from his position as Chairman of the Board of Directors of Deep Field, (y) Deep Field and Mr. Mahoney agreed to settle all obligations owing by Deep Field to Mr. Mahoney, including, without limitation, all obligations under Mr. Mahoney’s August 3, 2004 Employment Agreement, in exchange for the issuance by Deep Field to Mr. Mahoney of the One Million (1,000,000) shares of Common Stock issued pursuant to Mr. Mahoney’s Consulting Agreement as described herein above and (z) Deep Field and Mr. Mahoney terminated Mr. Mahoney’s August 3, 2004 Employment Agreement.

Assignment Agreement

On the Transaction Date, Deep Field assumed all obligations of Mayflower with respect to the issuance by Cornell to Mayflower of the Mayflower Notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). Pursuant to that certain Assignment Agreement, by and among Deep Field, Mayflower and Cornell (the “Assignment Agreement”), upon the assumption by Deep Field of the Mayflower Notes, 23,800,000 shares of Common Stock and 600,000 shares of Class B Common were pledged, as well as all of Registrant’s assets, to secure the Mayflower Notes. Furthermore, Deep Field issued to Cornell (a) a warrant to purchase 25,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five (5) years, (b) a warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years, (c) a warrant to purchase 7,500,000 shares of Common Stock at an exercise price of $0.20 per share for a period of five (5) years, (d) a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $0.25 per share for a period of five (5) years and (e) a warrant to purchase 5,833,333 shares of Common Stock at an exercise price of $0.30 per share for a period of five (5) years.

Restructuring of Outstanding Debt

On March 1, 2007 (the “Restructuring Date”), Deep Field issued a secured convertible debenture (“Debenture 1”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about February 28, 2005 (the “Note”), issued by Deep Field to Cornell in the original principal amount of Five Hundred Thousand Dollars (US$500,000), of which Two Hundred Thousand Dollars (US$200,000) had been funded on August 13, 2004 pursuant to a subsequently terminated Securities Purchase Agreement, dated August 13, 2004 (the “SPA”), Two Hundred Thousand Dollars (US$200,000) had been funded on November 17, 2004 pursuant to the SPA and One Hundred Thousand Dollars (US$100,000) had been funded on February 28, 2005 pursuant to the Note. Debenture 1 was issued to consolidate the Note plus accrued and unpaid interest to the date thereof totaling One Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents (US$113,917.81) for a total amount of Six Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents (US$613,917.81). All obligations under the original Note have been extinguished, and replaced with Debenture 1.

Interest shall accrue on the outstanding principal balance of Debenture 1 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 1 shall be convertible into shares of Class A common stock of Deep Field, no par value per share (“Common Stock”) at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 1) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 1 to be converted by (y) the lesser of (i) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (ii) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 1 and the holder shall not have the right to convert any portion of Debenture 1 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

Debenture 1 is secured by (i) a security interest in all of the assets of Deep Field as evidenced by that certain security agreement, dated August 13, 2004 (the “Deep Field Security Agreement”), by and between Deep Field and Cornell and perfected by the UCC-1 Financing Statement previously filed with the Nevada Secretary of State UCC Division document file no.: 2004025876-4 and New Jersey Department of the Treasury UCC Section filing no.: 2253737-9 (collectively referred to as the “Deep Field UCC”), (ii) a security interest in all of the assets of Mayflower as evidenced by a security agreement (the “Mayflower Security Agreement”), originally dated September 15, 2005 and amended and restated on or about February 13, 2007, by and between Mayflower and the Holder and perfected by the UCC-1 filed with the Florida Secured Transaction Registry No.: 200501444449 (the “Mayflower UCC”) and (iii) the Mayflower Pledged Shares, as such term is defined in and pursuant to that certain amended and restated pledge and escrow agreement (“Mayflower-Jinche Pledge Agreement”), dated on or about February 13, 2007, by and among Cornell, Mayflower and Beijing Jinche Yingang Automobile Service Center, a company organized under the laws of The People’s Republic of China (Deep Field Security Agreement, Deep Field UCC, the Mayflower Security Agreement, the Mayflower UCC and the Mayflower-Jinche Pledge Agreement are collectively referred to herein as the “Security Documents”).

On the Restructuring Date, Deep Field issued a second secured convertible debenture (“Debenture 2”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 29, 2006 (the “Second Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Five Hundred Thousand Dollars (US$1,500,000). Deep Field, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Second Note to be bound by the terms thereunder. Debenture 2 was issued to consolidate the Second Note plus accrued and unpaid interest to the date thereof totaling Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents (US$56,712.33) for a total amount of One Million Five Hundred Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents (US$1,556,712.33). All obligations under the Second Note have been extinguished, and replaced with Debenture 2.

Interest shall accrue on the outstanding principal balance of Debenture 2 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 2 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 2) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 2 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 2 and the holder shall not have the right to convert any portion of Debenture 2 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 2 is secured by the Security Documents.

On the Restructuring Date, Deep Field issued a third secured convertible debenture (“Debenture 3”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 15, 2006 (the “Third Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Eight Hundred Fifty Thousand Dollars (US$1,850,000). Deep Field, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Third Note to be bound by the terms thereunder. Debenture 3 was issued to consolidate the Third Note plus accrued and unpaid interest to the date thereof totaling Two-Hundred Sixty Thousand Nine Hundred and Twenty-Six Dollars and Three Cents (US$260,926.03) for a total amount of Two Million One Hundred and Ten Thousand Nine Hundred and Twenty-Six Dollars and Three Cents (US$2,110,926.03). All obligations under the Third Note have been extinguished, and replaced with Debenture 3.

Interest shall accrue on the outstanding principal balance of Debenture 3 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 3 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 3) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 3 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 3 and the holder shall not have the right to convert any portion of Debenture 3 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 3 is secured by the Security Documents.

Securities Purchase Agreement

On March 19, 2007, Deep Field entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell whereby Deep Field sold to Cornell, and Cornell purchased from Deep Field, Eight Hundred Thousand Dollars (US$800,000) of Deep Field’s secured convertible debentures (the “March Debentures”) for a total purchase price of Eight Hundred Thousand Dollars (US$800,000). In connection with the Purchase Agreement, Deep Field paid, directly out of the proceeds of this funding, a fee equal to ten percent (10%) of the purchase price, a structuring fee equal to Twelve Thousand Five Hundred Dollars ($12,500) and a due diligence fee equal to Three Thousand Dollars ($3,000) to Yorkville Advisors, LLC.

Interest shall accrue on the outstanding principal balance of the March Debentures at an annual rate equal to twelve percent (12%) through March 19, 2008. The March Debentures shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in the March Debentures) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of the March Debentures to be converted by (y) the lesser of (a) $0.102 or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of the March Debentures and the holder shall not have the right to convert any portion of the March Debentures or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

The March Debentures are secured by (i) Deep Field Security Agreement, (ii) Deep Field UCC and (ii) those shares of Common Stock pledged pursuant to that certain pledge and escrow agreement (the “Pledge Agreement”), of even date with the Purchase Agreement, by and among Mr. Chuen Kin Quek, Deep Field, Cornell and David Gonzalez, Esq, as escrow agent.

In connection with the Purchase Agreement, Deep Field and Cornell entered into that certain investor registration rights agreement, of even date with the Purchase Agreement, pursuant to which Deep Field provided certain registration rights to Cornell under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute and applicable state securities laws.

Our principal office in the U.S. is located at 1428 S. Brandywine Circle, Fort Myers, Florida 33919 and our telephone number is (239) 482-4700. Operating headquarters isl located at 27th Floor, Tower A, Digital Building, No. 2 South Avenue, Zhong Guan Cun, Beijing, China 100086, and the telephone number is 86 (10) 51628899. Deep Field’s Common Stock is quoted on the NASD OTC Bulletin Board under the trading symbol “DPFD”.

The Business of AutoMart

General

The following information set forth below relates to the business of AutoMart. The following may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified by words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “will”, “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Registrant wishes to caution readers that these forward-looking statements are only predictions and that the business of Registrant is subject to significant risks.

AutoMart was formed on August 5, 2005 as a cooperative joint venture organized under the laws of The People’s Republic of China to engage in the business of automobile painting and repairs, sales of automobile parts, accessories and supplies and sales of automobile insurance in China. The parties to the joint venture are Beijing Jinche Yingang Automobile Services Center (“Jinche”), a corporation duly registered and existing under the laws of the People’s Republic of China, Mayflower, a company organized under the laws of the State of Delaware of the United States of America and Mr. Chuen Kin Quek, an individual resident of the State of Massachusetts of the United States of America. Jinche had previously acquired all of the operating assets and business of Beijing Shang Fang Weije Car Sale Co., Ltd., which is registered and existing under the laws of the People’s Republic of China. Subsequent to the formation of AutoMart, management duly registered, and began operating under, the trade name “AutoMart”.

AutoMart currently operates twelve (12) automotive repair centers in locations throughout Beijing. Operating activities at these centers include the painting and repair of automobiles, sales of automotive parts, accessories and supplies, and the sale of automotive insurance.

As of February 28, 2007, AutoMart employed four hundred eighty-eight (488) full-time employees. This includes twenty-one (21) executive and management personnel, fifty-one (51) office staff and four hundred sixteen (416) in the operating facilities. All employees are located in the Beijing area.

Competition

AutoMart’s market is becoming more competitive. Its largest competitor is government-owned facilities located throughout Beijing and China. These facilities are typically much older and smaller than those of AutoMart. Privately owned repair and maintenance competitors are considerably smaller in number of facilities. However, as private automobile ownership becomes more widespread, AutoMart expects more competition from large, well-financed competitors.

Risk Factors

An investment in Deep Field’s Common Stock involves various risks. You should carefully consider the risk factors set forth below in connection with the other information contained in this report before purchasing Common Stock. If any of the risks discussed in this report actually occur, the Company’s business, operating results, prospects and/or financial condition could be adversely impacted. This could cause the market price of the Common Stock to decline and could cause you to lose all or part of your investment.

AutoMart Is A Company Organized In And Operating Under The Laws Of The Peoples Republic Of China.

AutoMart’s original predecessor, Beijing Jinche Yingang Automobile Services Center ("Jinche"), a corporation duly registered and existing under the laws of the People's Republic of China. Jinche had previously acquired all of the operating assets and business of Beijing Shang Fang Weije Car Sale Co., Ltd., which is registered and existing under the laws of the People's Republic of China. In anticipation of the Exchange Agreement with Deep Field, AutoMart obtained approval from all appropriate PRC regulatory authorities to operate pursuant to the ownership and operating structure contemplated in the Exchange Agreement. AutoMart’s commercial operations are conducted solely in the PRC, and are subject to the laws thereof. Such laws are subject to change and any such change could affect AutoMarts operations and ability to conduct its business as anticipated in the exchange agreement.

AutoMart’s Operating History Is Relatively Brief.

The majority of AutoMart’s facilities have been added within the past twelve (12) months, and our experience in managing these operations profitably is therefore limited.

In The Near Term, AutoMart Will Likely Require Additional Funding For The Development And Expansion Of Its Operations.

AutoMart will require significant additional funding for the development of our business through expansion of its existing facilities, development of new facilities in Beijing and throughout China, expansion of its product and service offerings, and the addition of related vertical businesses. AutoMart has no established bank financing arrangements, and does not expect to establish any such financing arrangement in the near future. Therefore, to the extent that AutoMart is unable to fund its development efforts from operating working capital, it will likely be necessary to reconsider expansion plans, and its ability to sustain its market revenue share may be adversely affected.

AutoMart Will Require Significant Expansion In Order To Remain Competitive.

While AutoMart currently enjoys a leadership position in the auto repair and maintenance industry in the Beijing, area, it expects increasing competitive pressure in the next few years, and we must continue to grow to maintain that position in the market. AutoMart does not expect to be able to fund all of this growth through internally generated cash flow, and there is no guarantee that it will be able to secure sufficient financing to fund this further expansion.

If AutoMart Loses Key Management, Its Business May Suffer.

AutoMart is highly dependent on its our Chief Executive Officer, Mr. Pang Guisan, as well as its executive management group to manage its business and carry out our growth plan. Should any occurrence result in the incapacity of any of these officers to continue their duties with AutoMart, the operation of its business could be adversely affected.

Deep Field Will File A Registration Statement Registering Shares That May Be Sold In The Public Market in 2007 Which May Cause The Price Of Its Common Stock To Decline.

Deep Field is obligated under an agreement with certain of its investors to file a registration statement to register shares of Common Stock. These shares of Common Stock, upon acquisition pursuant to the registration statement, unless held by “affiliates” will be freely tradable without restriction or further registration under federal securities laws immediately following their sale pursuant to the registration. Sales of a substantial number of shares Deep Field Common Stock in the public markets, or the perception that these sales may occur, could cause the market price of its Common Stock to decline and could materially impair its ability to raise capital through the sale of additional equity securities.

If AutoMart Cannot Raise Additional Capital To Finance Future Operations, It May Need To Curtail Its Operations In The Future.

AutoMart has relied on significant external financing to fund its operations. Such financing has historically come from a combination of borrowings and sales of securities from third parties and funds provided by certain officers and directors. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Its inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to its business and may result in a lower stock price. While AutoMart has recently raised sufficient working capital to fund its operations, it will need to raise additional capital to fund its future operations.

Deep Field’s Officers Control A Significant Percentage Of Its Capital Stock And Has Sufficient Voting Power To Control The Vote On Substantially All Corporate Matters.

As of February 13, 2007, the executive officers and Directors of Deep Field owned approximately 56.65% of its Class A Common and 76.07% of its Class B Common. Additionally, each share of Deep Field’s Class B Common represents one hundred (100) Class A Common votes. The executive officers and Directors are, therefore, able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A Common. In addition, these executive officers and directors are in a position to impede transactions that may be desirable for other stockholders. They could, for example, make it more difficult for anyone to take control of Deep Field.

Deep Field Does Not Expect To Pay Dividends In The Foreseeable Future.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

The Market Price Of Deep Field’s Common Stock May Be Affected By A Limited Trading Volume And May Fluctuate Significantly

There has been a limited public market for Deep Field’s Class A Common and there can be no assurance that an active trading market for its stock will continue. An absence of an active trading market could adversely affect its stockholders’ ability to sell their Class A Common in short time periods, or possibly at all. Deep Field’s Class A Common has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its stock without regard to its operating performance. In addition, factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of Deep Field’s Class A common stock to fluctuate substantially.

Deep Field’s Class A Common Stock Is Deemed To Be “Penny Stock”, Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Deep Field’s Class A Common is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. These requirements may reduce the potential market for its Class A Common by reducing the number of potential investors. This may make it more difficult for investors in Deep Field’s Class A Common to sell shares to third parties or to otherwise dispose of them. This could cause its stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three (3) years)or $5.0 million (if in continuous operation for less than three (3) years), or with average revenues of less than $6.0 million for the last three years. Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Future Sales Of Deep Field’s Common Stock Could Cause Its Stock Price To Decline.

The sale of a large number of Deep Field’s shares, or the perception that such a sale may occur, could lower its stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that it considers appropriate. As of December 31, 2006, approximately 91,081,635 shares of Deep Field’s Class A Common could be considered “restricted securities” and saleable only upon registration under the Securities Act, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

Issuance Of Deep Field’sr Reserved Shares Of Its Common Stock May Significantly Dilute The Equity Interest Of Existing Stockholders.

Deep Field has reserved for issuance, shares of its Class A Common upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding including the 54,333,333 warrants subsequently issued to Cornell Capital upon execution of the Assignment Agreement effective as of February 28, 2007. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for Deep Field’s Class A Common. As of March 15, 2007, Deep Field had all of its remaining authorized shares, approximately 9,886,404,381 shares of Class A Common, reserved for possible future issuance.

AutoMart Has Been Unable To Meet Its Obligations To Employees For Wage And Welfare Payments, Which May Affect The Ability of AutoMart To Provide Services At Peak Levels

As a result of the cash shortage, caused in part by the delay in collecting its receivables from insurance claims, AutoMart has been unable to meet its obligations to employees for wage and welfare payments. During recent weeks, a significant portion of its workers have left their jobs, and AutoMart is currently operating at approximately fifty percent (50%) of its employment levels. The Company has adjusted to this event by reassigning workers to profitable operating facilities, and temporarily closing two (2) facilities that were not operating profitably. However, the long-term effect of the reduction in workforce cannot be measured at this time. Management is working to collect its receivables and secure third party financing to meet its accrued payroll requirements.

Reports To Security Holders

Registrant is a “reporting company” and it files reports with the U.S. Securities and Exchange Commission (the “SEC”). In this regard, Registrant files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files current reports on Form 8-K.

The public may read and copy any materials Registrant files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the SEC’s site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

AutoMart currently operates twelve (12) automobile repair centers in locations throughout Beijing. Operating activities at these centers include the painting and repair of automobiles, sales of automotive parts, accessories and supplies, and the sale of automobile insurance.

AutoMart leases approximately 910 square meters in a corporate office in the Haidian District of Beijing at an annual rate of approximately $166 per square meter. Its operating facilities include nine (9) small or “Economic” service centers ranging in approximate size from 200 square meters to 750 square meters, at approximate annual lease rates ranging from $25 to $165 per square meter, and the following large or “Central” service centers:

Center	Square Meters	Annual Lease Rate Per Square Meter

Huo Xing	4,690	$59.30
Shi Ba Li Dian	6,224	$44.69
Si Ji Qing	3,185	$42.57

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising from its normal course of operations. Except as set forth herein below, the Company is not a party to any material pending legal or arbitration proceedings and is not aware of any material contemplated legal proceedings to which it may be a party. No Director, officer or affiliate of Deep Field and no owner of record or beneficial owner of more than five percent (5%) of the securities of Deep Field, or any associate of any such Director, officer or security holder is a party adverse to Deep Field or has an material interest adverse to Deep Field.

At the time of its formation on August 5, 2005 (the “Date of Formation”), AutoMart filed a plan for the contribution of registered capital with the Ministry of Commerce in Haidian District, Beijing, China. The plan, agreed upon by the parties to that certain AutoMart joint venture agreement (the “Joint Venture Agreement”), called for the contribution of capital over a period of three (3) years from the Date of Formation. However, the registration documents that were filed, in Chinese, differed from the English version, in that it called for completion of the contributions within one (1) year. Accordingly, AutoMart has received informal notification from the Ministry of Commerce that the contribution of registered capital is delinquent. Management has consulted with local counsel on this matter, and they are in the process of correcting the registered capital documents on file with the Ministry of Commerce so that they agree with the intent of the parties, as documented in the English version of the Joint Venture Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Deep Field’s Common Stock is quoted on the NASD OTC Bulletin Board under the symbol “DPFD”. The following table shows the high and low closing prices for the periods indicated.

2006	High	Low

First Quarter	$0.34	$0.04
Second Quarter	$0.29	$0.13
Third Quarter	$0.16	$0.08
Fourth Quarter	$0.21	$0.09

2005	High	Low

Third Quarter	$0.02	$0.01
Fourth Quarter	$0.08	$0.04

Holders of Common Equity

As of February 28, 2007, the number of record holders of Deep Field’s common shares was approximately seven hundred forty-five (745).

Dividend Information

To date, Deep Field has never paid a dividend. It has no plans to pay any dividends in the near future. It intend to retain all earnings, if any, for the foreseeable future, for use in its business operations.

Recent Sales of Unregistered Securities

In the year ended December 31, 2005, Registrant issued no unregistered securities pursuant to various exemptions from registration under the Securities Act.

On January 5, 2006, Deep Field issued 1,000,000 shares to Mr. Mahoney and 1,000,000 shares to Mr. Miller for accrued salary conversion.

On January 9, 2006 Deep Field issued 3,250,000 shares to Mr. Mahoney and 3,250,00 shares to Mr. Miller for accrued salary conversion.

On January 5, 2006, Deep Field issued 2,000,000 shares to Mr. Lawrence Muenz for legal services rendered.

On January 9, 2006, Deep Field issued 1,000,000 shares to Mr. Lawrence Muenz for legal services rendered.

On the Transaction Date, Deep Field issued 83,081,635 shares of Common Stock and 2,000,000 shares of Class B Common to the JV Participants in connection with the Exchange Agreement.

On the Transaction Date, Deep Field issued 4,000,000 shares of Common Stock to iVoice pursuant to the terms of the iVoice Consulting Agreement.

On the Transaction Date, Deep Field issued 4,000,000 shares of Common Stock to MM2 pursuant to the terms of the MM2 Consulting Agreement.

On the Transaction Date, Deep Field issued to Cornell (a) a warrant to purchase 25,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five (5) years, (b) a warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years, (c) a warrant to purchase 7,500,000 shares of Common Stock at an exercise price of $0.20 per share for a period of five (5) years, (d) a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $0.25 per share for a period of five (5) years and (e) a warrant to purchase 5,833,333 shares of Common Stock at an exercise price of $0.30 per share for a period of five (5) years.

On the Restructuring Date, Deep Field issued to Cornell secured convertible debentures in the principal amounts of $613,917.81, $1,556,712.33 and $2,110,926.03, which are convertible into shares of its Common Stock pursuant to the term described in the subsection “Subsequent Events” in Item 1 hereof.

On March 19, 2007, Deep Field issued to Cornell a secured convertible debenture in the principal amount of $800,000, which is convertible into shares of its Common Stock pursuant to the term described in the subsection “Subsequent Events” in Item 1 hereof.

Description Of Securities

Pursuant to Deep Field’s Certificate of Incorporation, Deep Field is authorized to issue up to: One Million (1,000,000) shares of preferred stock, par value $1.00 per share (“Preferred”), Ten Billion (10,000,000,000) shares of Class A Common, no par value per share, Fifty Million (50,000,000) shares of Class B Common, par value $0.01 per share and Twenty Million (20,000,000) shares of Class C common stock (“Class C Common”), par value $0.01 per share. Below is a description of Deep Field’s outstanding securities, including its Preferred, Common Stock, Class B Common, Class C Common, options, warrants and debt.

Preferred Stock

The Board of Directors expressly is authorized, subject to limitations prescribed by the New Jersey Business Corporations Act (“NJBCA”) and the provisions of the Certificate of Incorporation, to provide, by resolution and by filing an amendment to the Certificate of Incorporation pursuant to the NJBCA, for the issuance from time to time of the shares of Preferred in one (1) or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

(a) the number of shares constituting that series and the distinctive designation of that series;

(b) the dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

(c) whether that series shall have voting rights, in addition to voting rights provided by law, and, if so, the terms of such voting rights;

(d) whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provisions for adjustment of the conversion rate in such events, as the Board of Directors shall determine;

(e) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

(f) whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

(g) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of Deep Field, and the relative rights of priority, if any, of payment of shares of that series; and

(h) any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

In the event of any liquidation, dissolution or winding up of Deep Field, whether voluntary or involuntary, the holders of Preferred of each series shall be entitled to receive only such amount or amounts as shall have been fixed by the certificate of designations or by the resolution or resolutions of the Board of Directors providing for the issuance of such series. As of February 13, 2007, there were zero (0) shares of Preferred issued and outstanding.

Class A Common Stock

Each holder of Deep Field’s Common Stock is entitled to one (1) vote for each share held of record. Holders of Deep Field’s Common Stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Common Stock are entitled to receive its net assets pro rata. Each holder of Common Stock is entitled to receive ratably any dividends declared by the Board of Directors of Deep Field out of funds legally available for the payment of dividends. Deep Field has not paid any dividends on its Common Stock and does not contemplate doing so in the foreseeable future. It anticipates that any earnings generated from operations will be used to finance its growth.

As of April 15, 2007, there were 113,595,619 shares of Common Stock issued and outstanding.

Class B Common Stock

Each holder of Deep Field Class B Common has voting rights equal to one hundred (100) shares of Common Stock. Holders of Class B Common are entitled to receive dividends in the same proportion as the Class B Common conversion rights have to Common Stock. There are Fifty Million (50,000,000) shares of our Class B Common authorized and as of February 13, 2007, of which zero (0) shares issued and outstanding. A holder of Class B Common has the right to convert each share of Class B Common into the number of shares of Common Stock determined by dividing the number of shares of Class B Common being converted by a twenty percent (20%) discount of the lowest price that Deep Field had ever issued its Common Stock. Upon liquidation, dissolution, or winding-up, holders of Class B Common will be entitled to receive distributions.

Class C Common Stock

Each holder of Deep Field Class C Common is entitled to one (1) vote for each one thousand (1,000) shares held of record. Holders of its Class C Common have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common are not convertible into Common Stock. There are Twenty Million (20,000,000) shares authorized and as of February 13, 2007, of which zero (0) shares issued and outstanding. Upon liquidation, dissolution or winding-up, the holders of Class C Common are not entitled to receive its net assets pro rata. Deep Field has not paid any dividends on its common stock and do not contemplate doing so in the foreseeable future. It anticipates that any earnings generated from operations will be used to finance its growth.

Options and Warrants

During the year ended December 31, 2005, Deep Field adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (the “Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors of Deep Field in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase Common Stock. Deep Field did not issue any stock options for the years ended December 31, 2006, 2005 and 2004.

Debt

In order to provide necessary working capital for Deep Field, on August 12 and November 19, 2004, Deep Field Technologies issued an aggregate of $400,000 in secured convertible debentures, with interest payable at five percent (5%) per annum, to Cornell. On February 28, 2005, Deep Field’s obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, which bears interest at rate of twelve percent (12%) per annum, but is not convertible into any equity security of Deep Field. On February 28, 2005, Deep Field borrowed an additional $100,000 pursuant to such promissory note. In connection with the issuances of the secured convertible debentures, Deep Field paid a fee to Cornell equal to ten percent (10%) of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, Deep Field received a credit for fees that would otherwise have been payable upon the issuance of the $400,000 in replacement notes. Deep Field paid to Cornell a fee of $10,000 in connection with its $100,000 borrowing.

Deep Field’s obligations under the secured promissory note issued to Cornell are secured by a first priority security interest in substantially all of Deep Field’s assets. iVoice had also guaranteed the payment of all amounts payable by Deep Field pursuant to the secured promissory note. This guaranty terminated on August 5, 2005. On September 9, 2005, Deep Field entered into a Standby Equity Distribution Agreement with Cornell (“SEDA”), pursuant to which Deep Field may, from time to time, issue and sell to Cornell shares of Common Stock for a total purchase price of up to $10 million. The purchase price for the shares is ninety-five percent (95%) of the market price, which is defined as the lowest closing bid price of the Common Stock during the five (5) trading days following the date that Deep Field delivers to Cornell a notice requiring it to advance funds to Deep Field. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell is entitled to receive, as additional compensation, that number of shares of Common Stock equal to one and one half percent (1.5%) of the number of shares of Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective. However, due to the Merger, Deep Field has delayed any attempts to obtain additional financing and Deep Field intends on terminating the SEDA.

On the Transaction Date, Deep Field assumed all obligations of Mayflower with respect to the issuance by Cornell to Mayflower of the Mayflower Notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). Pursuant to that certain Assignment Agreement, by and among Deep Field, Mayflower and Cornell (the “Assignment Agreement”), upon the assumption by Deep Field of the Mayflower Notes, 23,800,000 shares of Common Stock and 600,000 shares of Class B Common were pledged, as well as all of Registrant’s assets, to secure the Mayflower Notes. Furthermore, Deep Field issued to Cornell (a) a warrant to purchase 25,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five (5) years, (b) a warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years, (c) a warrant to purchase 7,500,000 shares of Common Stock at an exercise price of $0.20 per share for a period of five (5) years, (d) a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $0.25 per share for a period of five (5) years and (e) a warrant to purchase 5,833,333 shares of Common Stock at an exercise price of $0.30 per share for a period of five (5) years.

On January 29, 2007, AutoMart issued a promissory note to Mr. Scott D. Cray in the principal amount of $135,000 (the “First Cray Note”). Mr. Cray is the Managing Member of Mayflower, a Director of AutoMart and post- Merger Director of Deep Field. The First Cray Note bears interest at a rate of twelve percent (12%) per annum, matures on January 28, 2008 and is secured by all of the assets of AutoMart and in the stock and assets of each of AutoMart’s subsidiaries. Pursuant to the First Cray Note, upon the closing the Exchange Agreement, the principals of AutoMart will issue to Mr. Cray warrants to purchase 85,000 shares of Common Stock at a price of $0.19 per share, which was the closing bid price on the date of the Cray Note. The warrants have a three-year maturity and a cashless exercise provision. On February 12, 2007, AutoMart issued a promissory note to Mr. Scott D. Cray in the principal amount of $15,000 (the “Second Cray Note”). The Second Cray Note bears interest at a rate of twelve percent (12%) per annum, matures on February 12, 2008 and is secured by all of the assets of AutoMart and in the stock and assets of each of AutoMart’s subsidiaries. On February 21, 2007 AutoMart issued a promissory note to Mr. Scott D. Cray in the principal amount of $15,000 (the “Third Cray Note”). The Second Cray Note bears interest at a rate of twelve percent (12%) per annum, matures on February 21, 2008 and is secured by all of the assets of AutoMart and in the stock and assets of each of AutoMart’s subsidiaries. On March 19, 2007 AutoMart issued a promissory note to Cornell Capital Partners, LLC in the amount of $800,000. The note bears interest in the amount of twelve percent (12%) per annum, matures on March 19, 2008, and is secured by all of the assets of AutoMart and the stock and assets of each of AutoMart’s subsidiaries. On March 19, 2007, upon receipt of the proceeds of this promissory note, Deep Field repaid all principal and accrued interest due on the First, Second and Third Cray Notes and retired those obligations.

Equity Compensation Plans

ALL COMPENSATION PLANS PREVIOUSLY APPROVED BY SECURITY HOLDERS;
AND ALL COMPENSATION PLANS NOT PREVIOUSLY APPROVED BY SECURITY HOLDERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for available future issuance

Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	4,000,000(1)	$0.00	4,000,000(1)
Total	4,000,000(1)	$0.00	4,000,000(1)

(1)
Includes 2,000,000 Shares of Common Stock for each of the Deep Field Technologies, Inc. 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan. Both plans were adopted by the Board on December 12, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

General

The following information set forth below relates to the business of AutoMart. The following may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are identified by words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “will”, “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Registrant wishes to caution readers that these forward-looking statements are only predictions and that the business of Registrant is subject to significant risks.

This discussion and analysis of financial condition or plan of operation should be read in conjunction with Deep Field’s and AutoMart’s financial statements included in this filing. The principal focus of this discussion is the business of AutoMart prior to the completion of the Exchange Agreement since AutoMart is the acquirer for accounting purpose and is the operating entity. However, certain references to the prior business of Deep Field are required to provide background information. Accordingly, for purposes of this section information concerning the ongoing operations of Registrant will be referred to as AutoMart, and information concerning the historic operations of Deep Field, before and excluding the transaction with AutoMart will be referred to as Deep Field.

Both the financial statements for Deep Field and AutoMart are included in Item 7 of this Form 10KSB. Deep Field was the Company on record as of December 31, 2006 and its financial statements should be included in this Form 10KSB. Since AutoMart is the operating entity after the merger, its financial statements for the year ended December 31, 2006 provide more relevant information to the public. The financial statements section also includes the proforma financial statements as if the merger of AutoMart and Deep Field were taken place as of December 31, 2006 and as of January 1, 2006 and January 1, 2005 to demonstrate the effects of the merger on the historical financial statements.

History of Deep Field

In September 2004, the Board of Directors of iVoice resolved to pursue the separation of iVoice’s software business into three (3) publicly-owned companies. Deep Field was formed to continue to develop, market and license the Unified Messaging line of computerized telephony software.

Deep Field was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice. Deep Field received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and previously a wholly-owned subsidiary of iVoice.

This transaction was accomplished on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property representing the software codes of Unified Messaging, and certain accrued liabilities and related party debt to Deep Field. Shares of Class A Common were distributed to iVoice shareholders in the form of a special taxable dividend.

On January 12, 2006, Deep Field entered into the First Securities Exchange with AutoMart and the JV Participants whereby the JV Participants would transfer 95% of their interest in AutoMart to Deep Field in exchange for an aggregate of 116,245,399 shares of Class A Common, or 85% of the outstanding shares of Deep Field, and 2,000,000 shares of Deep Field’s Class B common stock.

The closing of the First Securities Exchange was to occur upon the satisfaction of a number of conditions precedents, including: (i) shareholder approval of the First Securities Exchange by Deep Field’s shareholders, (ii) financing in the form of a convertible debenture of not less than $4 million and (iii) the requisite approvals by The People’s Republic of China. Those conditions were not met, and the First Securities Exchange was subsequently voided by mutual agreement of the parties, and a new agreement was negotiated.

Subsequent Event

Share Exchange Agreement

On February 13, 2007 (the Transaction Date), Deep Field completed its acquisition of Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. (“AutoMart” and together with the “Company”), a cooperative joint venture organized under the laws of The People’s Republic of China. Deep Field, AutoMart and those certain joint venture participants named therein (the “JV Participants”) executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the Exchange Agreement) pursuant to which the JV Participants agreed to transfer to Deep Field, and Deep Field agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with ;a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of Class A Common, (b) Two Million (2,000,000) shares of Class B Common and (c) the assumption by Deep Field of all obligations of Mayflower with respect to the issuance by Cornell to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the Mayflower Notes). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the Notice), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of Deep Field. Such Notice was mailed to Deep Field’s stockholders on February 8, 2007 and the securities were exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse acquistion, which AutoMart is considered the acquirer.

The Business of AutoMart

AutoMart was formed on August 5, 2005 as a cooperative joint venture organized under the laws of The People’s Republic of China to engage in the business of automobile painting and repairs, sales of automobile parts, accessories and supplies and sales of automobile insurance in China. The parties to the joint venture are Beijing Jinche Yingang Automobile Services Center (“Jinche”), a corporation duly registered and existing under the laws of the People’s Republic of China, Mayflower, a company organized under the laws of the State of Delaware of the United States of America and Mr. Chuen Kin Quek, an individual resident of the State of Massachusetts of the United States of America. Jinche had previously acquired all of the operating assets and business of Beijing Shang Fang Weiye Car Sale Co., Ltd., which is registered and existing under the laws of the People’s Republic of China. Subsequent to the formation of AutoMart, management duly registered, and began operating under, the trade name “AutoMart”.

AutoMart currently operates twelve (12) automotive repair centers in locations throughout Beijing. Operating activities at these centers include the painting and repair of automobiles, sales of automotive parts, accessories and supplies, and the sale of automotive insurance.

As of February 28 2007, AutoMart employed four hundred eighty-eight (488) full-time employees. This includes twenty-one (21) executive and management personnel, fifty-one (51) office staff and four hundred sixteen (416) in the operating facilities. All employees are located in the Beijing area.

AutoMart seeks to maintain its leadership position in the auto repair industry in the Beijing area and, ultimately, throughout China. Its principal marketing strategy involves developing relationships with leading property and casualty insurance underwriters to write automobile insurance, facilitate accident and warranty claims adjustment services for those underwriters, and provide repair and maintenance service to policyholders on a “preferred” basis. During the most recent fiscal year, AutoMart initiated an additional strategy aimed at attracting automobile service and maintenance business from government offices throughout Beijing. To date, AutoMart has negotiated service contracts with over 50 government agencies, departments and other offices in the Beijing area.

AutoMart has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business until it can grow its revenues and cash flows to an appropriate level that would accommodate the additional working capital required to accommodate its administrative overhead and meet our legal, accounting and other obligations as a publicly traded company. The financing of its working capital needs are expected to be provided from short-term debt financing and the sale of Common Stock in one or more private placement offerings. However, there can be no assurance that it will be successful in these efforts. See the section herein entitled “Liquidity and Capital Resources”.

AutoMart’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business.

Other Subsequent Events

Share Exchange Agreement

On February 13, 2007 (the “Transaction Date”), Deep Field completed its acquisition of Beijing Sino-US Beijing Jinche Yingang Auto Technological Services, Ltd. (“AutoMart” and together with the “Company”), a cooperative joint venture organized under the laws of The People’s Republic of China. Deep Field, AutoMart and those certain joint venture participants named therein (the “JV Participants”) executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to Deep Field, and Deep Field agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with ;a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of Class A Common (also referred to herein as “Common Stock”), (b) Two Million (2,000,000) shares of Class B Common and (c) the assumption by Deep Field of all obligations of Mayflower Auto Group LLC (“Mayflower”) with respect to the issuance by Cornell Capital Partners, LP (“Cornell”) to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the “Mayflower Notes”). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of Deep Field. Such Notice was mailed to Deep Field’s stockholders on February 8, 2007 and the securities were exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse acquisition, which AutoMart is considered the acquirer (hereinafter referred to as the “Merger”).

Asset Purchase Agreement

In connection with the transactions consummated by the Exchange Agreement, Deep Field entered into an asset purchase agreement (the “APA”) with iVoice, Inc. (“iVoice”) on the Transaction Date pursuant to which Deep Field assigned, transferred and delivered to iVoice on an “as is, where is” basis, and iVoice purchased from Deep Field on an “as is, where is” basis, all of the Assets (as such term is defined in the APA) relating to Deep Field’s Unified Messaging business, free and clear of all encumbrances and liens, in exchange for the payment by iVoice to Deep Field of One Dollar ($1.00). A copy of the APA and the Bill of Sale are attached hereto as Exhibits 10.2 and 10.3, respectively.

Consulting Agreements

In connection with the transactions contemplated by the Exchange Agreement, Deep Field entered into Consulting Agreements, each dated as of the Transaction Date, with each of: (a) Mr. Mark Meller, pursuant to which Mr. Meller shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to Mr. Meller of One Million (1,000,000) shares of Common Stock, which Common Stock shall be issued to Mr. Meller on the Effective Date (as defined therein), and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance; (b) Mr. Jerome Mahoney, pursuant to which Mr. Mahoney shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to Mr. Mahoney of One Million (1,000,000) shares of Common Stock, which Common Stock shall be issued to Mr. Mahoney on the Effective Date (as defined therein) and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance; (c) iVoice, pursuant to which iVoice shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to iVoice of Four Million (4,000,000) shares of Common Stock, which Common Stock shall be issued to iVoice on the Transaction Date and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance; (d) MM2 Group, Inc. (“MM2”), pursuant to which MM2 shall provide general corporate finance, advisory and other similar consulting services to Deep Field for a term of six (6) months in exchange for the payment by Deep Field to iVoice of Four Million (4,000,000) shares of Common Stock, which Common Stock shall be issued to MM2 on the Transaction Date and shall be deemed fully earned and not redeemable by Deep Field, including upon any termination of the Consulting Agreement, after such issuance.

Termination & Settlement Agreements

In connection with the transactions contemplated by the Exchange Agreement, Deep Field entered into Termination & Settlement Agreements with each of (a) Mr. Meller, pursuant to which (i) Mr. Meller resigned from his positions as President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of Deep Field, (ii) Deep Field and Mr. Meller agreed to settle all obligations owing by Deep Field to Mr. Meller, including, without limitation, all obligations under Mr. Meller’s October 1, 2004 Employment Agreement, in exchange for the issuance by Deep Field to Mr. Meller of the One Million (1,000,000) shares of Common Stock issued pursuant to Mr. Meller’s Consulting Agreement as described herein above and (iii) Deep Field and Mr. Meller terminated Mr. Meller’s October 1, 2004 Employment Agreement and (b) Mr. Mahoney, pursuant to which (x) Mr. Mahoney resigned from his position as Chairman of the Board of Directors of Deep Field, (y) Deep Field and Mr. Mahoney agreed to settle all obligations owing by Deep Field to Mr. Mahoney, including, without limitation, all obligations under Mr. Mahoney’s August 3, 2004 Employment Agreement, in exchange for the issuance by Deep Field to Mr. Mahoney of the One Million (1,000,000) shares of Common Stock issued pursuant to Mr. Mahoney’s Consulting Agreement as described herein above and (z) Deep Field and Mr. Mahoney terminated Mr. Mahoney’s August 3, 2004 Employment Agreement.

Assignment Agreement

On the Transaction Date, Deep Field assumed all obligations of Mayflower with respect to the issuance by Cornell to Mayflower of the Mayflower Notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). Pursuant to that certain Assignment Agreement, by and among Deep Field, Mayflower and Cornell (the “Assignment Agreement”), upon the assumption by Deep Field of the Mayflower Notes, 23,800,000 shares of Common Stock and 600,000 shares of Class B Common were pledged, as well as all of Registrant’s assets, to secure the Mayflower Notes. Furthermore, Deep Field issued to Cornell (a) a warrant to purchase 25,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five (5) years, (b) a warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years, (c) a warrant to purchase 7,500,000 shares of Common Stock at an exercise price of $0.20 per share for a period of five (5) years, (d) a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $0.25 per share for a period of five (5) years and (e) a warrant to purchase 5,833,333 shares of Common Stock at an exercise price of $0.30 per share for a period of five (5) years.

Restructuring of Outstanding Debt

On March 1, 2007 (the “Restructuring Date”), Deep Field issued a secured convertible debenture (“Debenture 1”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about February 28, 2005 (the “Note”), issued by Deep Field to Cornell in the original principal amount of Five Hundred Thousand Dollars ($500,000), of which Two Hundred Thousand Dollars ($200,000) had been funded on August 13, 2004 pursuant to a subsequently terminated Securities Purchase Agreement, dated August 13, 2004 (the “SPA”), Two Hundred Thousand Dollars ($200,000) had been funded on November 17, 2004 pursuant to the SPA and One Hundred Thousand Dollars ($100,000) had been funded on February 28, 2005 pursuant to the Note. Debenture 1 was issued to consolidate the Note plus accrued and unpaid interest to the date thereof totaling One Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($113,917.81) for a total amount of Six Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($613,917.81). All obligations under the original Note have been extinguished, and replaced with Debenture 1.

Interest shall accrue on the outstanding principal balance of Debenture 1 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 1 shall be convertible into shares of Class A common stock of Deep Field, no par value per share (“Common Stock”) at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 1) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 1 to be converted by (y) the lesser of (i) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (ii) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 1 and the holder shall not have the right to convert any portion of Debenture 1 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

Debenture 1 is secured by (i) a security interest in all of the assets of Deep Field as evidenced by that certain security agreement, dated August 13, 2004 (the “Deep Field Security Agreement”), by and between Deep Field and Cornell and perfected by the UCC-1 Financing Statement previously filed with the Nevada Secretary of State UCC Division document file no.: 2004025876-4 and New Jersey Department of the Treasury UCC Section filing no.: 2253737-9 (collectively referred to as the “Deep Field UCC”), (ii) a security interest in all of the assets of Mayflower as evidenced by a security agreement (the “Mayflower Security Agreement”), originally dated September 15, 2005 and amended and restated on or about February 13, 2007, by and between Mayflower and the Holder and perfected by the UCC-1 filed with the Florida Secured Transaction Registry No.: 200501444449 (the “Mayflower UCC”) and (iii) the Mayflower Pledged Shares, as such term is defined in and pursuant to that certain amended and restated pledge and escrow agreement (“Mayflower-Jinche Pledge Agreement”), dated on or about February 13, 2007, by and among Cornell, Mayflower and Beijing Jinche Yingang Automobile Service Center, a company organized under the laws of The People’s Republic of China (Deep Field Security Agreement, Deep Field UCC, the Mayflower Security Agreement, the Mayflower UCC and the Mayflower-Jinche Pledge Agreement are collectively referred to herein as the “Security Documents”).

On the Restructuring Date, Deep Field issued a second secured convertible debenture (“Debenture 2”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 29, 2006 (the “Second Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Five Hundred Thousand Dollars ($1,500,000). Deep Field, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Second Note to be bound by the terms thereunder. Debenture 2 was issued to consolidate the Second Note plus accrued and unpaid interest to the date thereof totaling Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($56,712.33) for a total amount of One Million Five Hundred Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($1,556,712.33). All obligations under the Second Note have been extinguished, and replaced with Debenture 2.

Interest shall accrue on the outstanding principal balance of Debenture 2 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 2 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 2) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 2 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 2 and the holder shall not have the right to convert any portion of Debenture 2 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 2 is secured by the Security Documents.

On the Restructuring Date, Deep Field issued a third secured convertible debenture (“Debenture 3”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 15, 2006 (the “Third Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000). Deep Field, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Third Note to be bound by the terms thereunder. Debenture 3 was issued to consolidate the Third Note plus accrued and unpaid interest to the date thereof totaling Two-Hundred Sixty Thousand Dollars and Three Cents ($260,926.03) for a total amount of Two Million One Hundred and Ten Thousand Nine Hundred and Twenty-Six Dollars and Three Cents ($2,110,926.03). All obligations under the Third Note have been extinguished, and replaced with Debenture 3.

Interest shall accrue on the outstanding principal balance of Debenture 3 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 3 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 3) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 3 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 3 and the holder shall not have the right to convert any portion of Debenture 3 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 3 is secured by the Security Documents.

Securities Purchase Agreement

On March 19, 2007, Deep Field entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell whereby Deep Field sold to Cornell, and Cornell purchased from Deep Field, Eight Hundred Thousand Dollars ($800,000) of Deep Field’s secured convertible debentures (the “March Debentures”) for a total purchase price of Eight Hundred Thousand Dollars ($800,000). In connection with the Purchase Agreement, Deep Field paid, directly out of the proceeds of this funding, a fee equal to ten percent (10%) of the purchase price, a structuring fee equal to Twelve Thousand Five Hundred Dollars ($12,500) and a due diligence fee equal to Three Thousand Dollars ($3,000) to Yorkville Advisors, LLC.

Interest shall accrue on the outstanding principal balance of the March Debentures at an annual rate equal to twelve percent (12%) through March 19, 2008. The March Debentures shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in the March Debentures) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of the March Debentures to be converted by (y) the lesser of (a) $0.102 or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of the March Debentures and the holder shall not have the right to convert any portion of the March Debentures or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

The March Debentures are secured by (i) Deep Field Security Agreement, (ii) Deep Field UCC and (ii) those shares of Common Stock pledged pursuant to that certain pledge and escrow agreement (the “Pledge Agreement”), of even date with the Purchase Agreement, by and among Mr. Chuen Kin Quek, Deep Field, Cornell and David Gonzalez, Esq, as escrow agent.

In connection with the Purchase Agreement, Deep Field and Cornell entered into that certain investor registration rights agreement, of even date with the Purchase Agreement, pursuant to which Deep Field provided certain registration rights to Cornell under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute and applicable state securities laws.

Critical Accounting Policies and Estimates

AutoMart’s discussion and analysis of its financial condition or plan of operation is based on its consolidated financial statements. AutoMart has identified the accounting policies that it believes require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are estimates under different assumptions or conditions. While its significant accounting policies are described in more detail in Note 2 of the Notes to the consolidated financial statements included in this report, AutoMart believes that the following accounting policies require the application of significant judgments and estimates:

Revenue Recognition. Revenue from auto repairs not related to insurance claims is recognized upon the acceptance of automobile repair services by its customers. Commission income is recognized when insurance policies are executed and become effective. A substantial portion of AutoMart’s auto repair business is repairs pursuant to insurance claims. As a result of the substantial growth in this segment, particularly during 2006, claims and collection procedures becaame inconsistent and collection terms were extended beyond established arrangement with insurance company customers. The Company recognized the revenues upon the conditions as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, are satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred, upon delivery when title passes, or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

AutoMart provides extended payment terms on repair services for insurance claims. The prices on these repair services are considered fixed or determinable if the Company has a standard business practice of providing extended payment terms and have a history of successfully collecting under the original payment terms without making concessions. If repair prices are not considered fixed or determinable on the transaction dates, revenues for the repair services should not be recognized until the repair prices become fixed and determinable which is when AutoMart collects from the insurance companies. Due to its limited operating history, the Company was unable to demonstrate successful full collections of its repair services for insurance claims.

In light of the uncertainty as to realization of revenue resulting from processing and collection uncertainties and collection terms extensions on repair revenues for insurance claims, the Company recognized these revenues at the time and to the extent the cash is collected. Processing of insurance claims with extended collections terms creates an uncertainty in realization of repair revenue, therefore the Company recognizes these revenues at the time and to the extent the cash is collected.

Sales of auto repair parts and accessories revenues are recognized upon the delivery of the products to the customers

Cost of Revenues. Cost of revenues includes repair parts and tools, labor and overhead cost for the repair serviced performed during the years. The Company did not capitalize any repair costs related to the repair services completed but not yet collected as of the reporting date as the related repair revenues were not assured and realization of those repair prices were uncertain,. Accordingly the realization of those repair costs were uncertain and therefore should not be capitalized.

Currency Reporting. Amounts reported in the accompanying combined financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of AutoMart, which accounted for most of our operations, is reported in the Chinese Renminbi (“RMB”). Foreign currency transactions (outside of China) during the years ended December 31, 2006, and 2005 are translated into RMB according to the prevailing exchange rate at the transaction dates.

For the purpose of preparing the financial statements, the assets and liabilities of AutoMart have been translated into U.S. dollars at the current rate as of the year end date, the contributed capital has been translated into U.S. dollars at the historical rates and the combined statements of operations loss have been translated into U.S. dollars at the weighted average rates during the years the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the combined statements of operations and comprehensive income and as a separate component of statements of stockholders’ equity.

Allowance for Doubtful Accounts. AutoMart maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts, the aging of accounts receivable, its history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or its customers’ actual defaults exceed historical experience, its estimates could change and impact its reported results. AutoMart recognized the repair revenues for insurance claims at the time and to the extent the cash is collected. AutoMart has not experienced any significant amount of bad debt on the repair part sales and commission income in the past.

Inventories. Inventories are stated at lower of cost (using the first-in, first-out method) or market. AutoMart continually evaluates the composition of its inventories, assessing slow-moving and ongoing products. AutoMart’s products contain parts and paints used for auto repairs. Our inventories include primarily repair parts, which can be commonly used on most of the auto repairs. Certain parts, which are exclusively used for certain models of automobiles, are ordered as needed, therefore we did not provide any reserve for slow-moving and obsolete inventories.

Year Ended December 31, 2006 As Compared With The Year Ended December 31, 2005

AutoMart collected and recognized revenue in the amount of $2,753,074 for the year ended December 31, 2006 related to sales of insurance and auto repair services, compared with $1,466,107 for the same period in 2005, an increase of $1,286,967 or 88%. The increase was primarily due to increase of cash collections on repair services through the expansion of facilities and market penetration, in accordance with management’s plan. The majority of our new facilities were opened in the fourth quarter of 2005. AutoMart recognized the repair revenues related to the insurance claims based on the cash collected since it did not meet all the criteria for revenue recognition on the completion dates of the repair services. The increase of revenues reflect the increase of cash collections from ther repair services performed in 2006 and 2005.

As previously stated, revenues are recognized upon the cash being received and costs related to auto repairs pursuant to insurance claims are expensed as incurred.. This method does not allow for the matching of revenues with their related costs. Accordingly, gross profits for 2006 and 2005 as stated in AutoMart’s statements of operations for those years do not accurately present gross margins from normal business transaction, but merely cash collected and cost incurred in those activities. Had AutoMart been able to account for those transactions on an accrual basis, it would have been able to present a more accurate measurement of its gross profit from those activities. AutoMart has every expectation of collecting its outstanding claims with the insurance companies in full. Since the costs associated with those revenues are already recorded in the statement of operations, these collected amounts will increase gross profit with no associated costs. Gross profit (loss) for the year ended December 31, 2006 was $(217,246) compared with $755,822 for the same period in 2005, a decrease of $973,068 or 128%. The decrease was due to revenues being recognized upon collection while the cost of revenues was recorded as incurred. Gross profit as a percentage of revenues declined from 51% for 2005 to -8% for 2006, due to higher overhead costs including rents for the new facilities and depreciation on leasehold improvements on facilities for 2006 and significant amount of repair services for insurance claims remained uncollected but the related repair cost have been incurred.

Due to its limited operating history and extended payment terms given to the insurance companies, AutoMart was unable to demonstrate successful full collections of its repair services for insurance claims. Therefore, the Company recognized the repair revenues related to the insurance claims when the Company received cash. The cost of repair services was recorded as incurred. Therefore the cost of revenues was not matching the revenues in the accompanying statements of operations, and the gross magin percentage was not comparable between 2006 and 2005. Once sufficient collection history is established, the Company will be able to better estimate the collection amount and records the revenues upon the completion of the repair services. Until then, the Company expects to continue to recognize the revenues upon the cash collections and the cost of revenues will not match the revenues.

Selling expenses were $1,420,702 for the year ended December 31, 2006, compared with $185,686 for the same period in 2005, an increase of $1,235,016 or 665%. The substantial increase reflects the costs related to increase in volume as well as management’s efforts to attract repair business from both retail and institutional sources. We expect selling expenses to moderate and possibly decrease in the next twelve months, as AutoMart relies more on its government and insurance business relationships to drive business revenues.

General and administrative expenses were $1,672,772 for the year ended December 31, 2006 compared with $923,910 for the same period in 2005, an increase of $748,862 or 81%. The increase was due to expansion of administrative staff related to the addition of new facilities and to allow future business expansion. Audit and other professional costs associated with the preparation for the Exchange Agreement described herein also accounted for a substantial part of this increase. We expect these expenses to continue at this level, and possibly increase, as professional fees will continue to increase now that AutoMart is the chief operating and majority-owned subsidiary of a U.S. publicly traded entity.

There’s no merger cost for the year ended December 31,~~.~~2006. Merger cost of $379,293 for the year ended December 31, 2005 included primarily legal cost incurred to setting up legal structure in China in order to consummate the Exchange Agreement, and also the negotiation of the prior exchange agreement, signed on January 12, 2006 and later voided.

Interest expenses was $31,071 for the year ended December 31, 2006 compared to $0 for the same period in 2005, an increase of $31,071. The increase was due to the note payable to stockholder obtained on October 1, 2006 with principal $1,027,512 bears an annual interest rate of 12%.

Miscellaneous income was $45,429 for the year ended December 31, 2006 compared to $8,327 for the same period in~~,~~ 2005, an increase of $37,102 or 446%. The increase was primarily due to the admission income for the sales agreement of micro paint inventories entered in 2006. AutoMart made the determination to cease the micro paint repair in 2006 and therefore AutoMart sold part of the micro paint inventories in 2006. Since the admission income was non-recurring, it was classified as part of non-operating income.

Income taxes for the year ended December 31, 2006 was $0 compared with $149,109 for the same period in 2005, a decrease of $149,109. The decrease was due to AutoMart incurred losses for the year ended December 31, 2006 and therefore there was $0 income tax provision for 2006 while for 2005, the Company’s predecessor companies had taxable income. We expect to generate income in the second half of 2007 and consequently income tax provision is expected to be increased as the operating results become positive.

Discontinued operations included the net operating loss of the discontinued wholesale business of auto repair parts~~.~~, $17,344 for the year ended December 31, 2005. We made the determination in January 2006 to discontinue our wholesale business.

Liquidity and Capital Resources

Net cash used for operating activities for the year ended December 31, 2006 totaled $1,580,571 compared to $404,091 for the year ended December 31, 2005, an increase of $1,176,4801 or 291%. The increase was primarily due to an increase in net loss from $890,566 to $3,295,729, an increase of $2,405,163. Such increase was offset by decrease of accounts receivable of $567,748 during 2006 compared to an increase of accounts receivable $293,654 during 2005, a net decrease of $861,402.

During the last quarter of 2005 and the year of 2006, AutoMart’s insurance repair revenues exceeded initial projections by the major auto insurance carriers. Due in part to this underestimation the insurance companies failed to properly budget AutoMart into their fiscal budget for those periods. This miscalculation caused our outstanding claims for repair services with the insurance companies exceed our target levels and aging to extend beyond the normal collect time frame. In March 2007, AutoMart management met with the major insurance companies to address this issue and resolved the matter thru the establishment of payment schedules to collect the old account receivable balance. Agreements were reached to provide collection of all such balances over the four months ending in June, 2007.

Those negotiations also established guidelines for billing and collection of receivables from these institutions, providing for collection of billed receivable balances within four months of submission of all relevant documents. However, as a result, in part, of the extended time required to collect these receivables, revenue recognition guidlelines require that AutoMart defer recognition of revenues, and resulting accounts receivable, until such revenues are collected. Accordingly, amounts of receivable from insurance claims are not recorded in the accompanying financial statements. Accounts receivable as shown on the company’s financial statements for 2006 represent amounts receivable related to commission income, repair service from non-insurance customers and repair parts sales.

As of December 31, 2006, the Company had approximately $3,376,000 representing repair services being completed but the repair prices have not yet been fixed and determinable. Accordingly, such amounts have not yet been recognized as revenues. The Company expects to collect these amounts in the near future, however, due to the insufficient history to reaonsably estimate the amounts to be collected, the Company recognizes the revenues upon the cash collections of these repair services.

As a result of of business growth and substantial increases in collections periods for the repair serviced performed by AutoMart related to insurance claims, its cash reserves are continuously strained. AutoMart’s ability to meet its short-term obligations are dependent on securing additional short-term financing to accommodate its working capital needs until collections can be collected within a reasonable period.

Net cash used for investing activities for the ended December 31, 2006 was $320,033, compared to $1,094,510 for the same period in 2005, a decrease of $774,477. The decrease of net cash used was due to the reduction in expenditures for leasehold improvements and equipment related to the opening of new facilities in the last half of 2005.

Net cash provided by financing activities for the year ended December 31, 2006 was $1,800,836, compared with $1,494,832 for the year ended December 31, 2005, an increase of $306,004 or 20%. The increase was due to the reduction in cash proceeds from capital contributions in 2006 being smaller than the proceeds from the note payable from stockholder obtained on October 1, 2006 and the increase in net proceeds from loans from stockholders and employees. During 2006, AutoMart relied on capital from its shareholder in the form of promissory notes to finance approximately $1,293,000 and additional contributed capital from its shareholder of its working capital requirements, including legal and professional fees, rents, interest, executive compensation and travel expenses. In 2006, the Company also obtained loans from certain executives of the Company to ease working capital needs. During 2005, AutoMart relied on the contributed capital from its shareholder to fund approximately $1,631,000 merger costs, other professional services, leasehold improvements, rents, executive compensation and travel expenses.

During the first quarter of 2007, AutoMart borrowed an additional $800,000 to finance legal and professional expenses, a substantial portion of which was related to the Transaction, certain compensation expenses and travel costs. It is anticipated that AutoMart will continue to rely on outside financing sources to meet its working capital requirements, until it can raise capital through the registration and sale of its common stock. AutoMart will likely need to develop additional plans to deal with the liquidity shortage that has, and continues to, affect its ability to finance its operations. Such plans will include a reduction in occupancy of office space in its Beijing headquarters facility, significant reductions in employee levels and the elimination of non-performing retail facilities.

Subsequent Event- Restructuring of Outstanding Debt

On March 1, 2007 (the “Restructuring Date”), Deep Field issued a secured convertible debenture (“Debenture 1”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about February 28, 2005 (the “Note”), issued by Deep Field to Cornell in the original principal amount of Five Hundred Thousand Dollars ($500,000), of which Two Hundred Thousand Dollars ($200,000) had been funded on August 13, 2004 pursuant to a subsequently terminated Securities Purchase Agreement, dated August 13, 2004 (the “SPA”), Two Hundred Thousand Dollars ($200,000) had been funded on November 17, 2004 pursuant to the SPA and One Hundred Thousand Dollars ($100,000) had been funded on February 28, 2005 pursuant to the Note. Debenture 1 was issued to consolidate the Note plus accrued and unpaid interest to the date thereof totaling One Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($113,917.81) for a total amount of Six Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($613,917.81). All obligations under the original Note have been extinguished, and replaced with Debenture 1.

Interest shall accrue on the outstanding principal balance of Debenture 1 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 1 shall be convertible into shares of Class A common stock of Deep Field, no par value per share (“Common Stock”) at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 1) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 1 to be converted by (y) the lesser of (i) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (ii) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 1 and the holder shall not have the right to convert any portion of Debenture 1 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

Debenture 1 is secured by (i) a security interest in all of the assets of Deep Field as evidenced by that certain security agreement, dated August 13, 2004 (the “Deep Field Security Agreement”), by and between Deep Field and Cornell and perfected by the UCC-1 Financing Statement previously filed with the Nevada Secretary of State UCC Division document file no.: 2004025876-4 and New Jersey Department of the Treasury UCC Section filing no.: 2253737-9 (collectively referred to as the “Deep Field UCC”), (ii) a security interest in all of the assets of Mayflower as evidenced by a security agreement (the “Mayflower Security Agreement”), originally dated September 15, 2005 and amended and restated on or about February 13, 2007, by and between Mayflower and the Holder and perfected by the UCC-1 filed with the Florida Secured Transaction Registry No.: 200501444449 (the “Mayflower UCC”) and (iii) the Mayflower Pledged Shares, as such term is defined in and pursuant to that certain amended and restated pledge and escrow agreement (“Mayflower-Jinche Pledge Agreement”), dated on or about February 13, 2007, by and among Cornell, Mayflower and Beijing Jinche Yingang Automobile Service Center, a company organized under the laws of The People’s Republic of China (Deep Field Security Agreement, Deep Field UCC, the Mayflower Security Agreement, the Mayflower UCC and the Mayflower-Jinche Pledge Agreement are collectively referred to herein as the “Security Documents”).

On the Restructuring Date, Deep Field issued a second secured convertible debenture (“Debenture 2”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 29, 2006 (the “Second Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Five Hundred Thousand Dollars ($1,500,000). Deep Field, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Second Note to be bound by the terms thereunder. Debenture 2 was issued to consolidate the Second Note plus accrued and unpaid interest to the date thereof totaling Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($56,712.33) for a total amount of One Million Five Hundred Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($1,556,712.33). All obligations under the Second Note have been extinguished, and replaced with Debenture 2.

Interest shall accrue on the outstanding principal balance of Debenture 2 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 2 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 2) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 2 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 2 and the holder shall not have the right to convert any portion of Debenture 2 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 2 is secured by the Security Documents.

 On the Restructuring Date, Deep Field issued a third secured convertible debenture (“Debenture 3”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 15, 2006 (the “Third Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000). Deep Field, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Third Note to be bound by the terms thereunder. Debenture 3 was issued to consolidate the Third Note plus accrued and unpaid interest to the date thereof totaling Two-Hundred Sixty Thousand Dollars and Three Cents ($260,926.03) for a total amount of Two Million One Hundred and Ten Thousand Nine Hundred and Twenty-Six Dollars and Three Cents ($2,110,926.03). All obligations under the Third Note have been extinguished, and replaced with Debenture 3.

Interest shall accrue on the outstanding principal balance of Debenture 3 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 3 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 3) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 3 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 3 and the holder shall not have the right to convert any portion of Debenture 3 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 3 is secured by the Security Documents.

Subsequent Event- Securities Purchase Agreement

On March 19, 2007, Deep Field entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell whereby Deep Field sold to Cornell, and Cornell purchased from Deep Field, Eight Hundred Thousand Dollars ($800,000) of Deep Field’s secured convertible debentures (the “March Debentures”) for a total purchase price of Eight Hundred Thousand Dollars ($800,000). In connection with the Purchase Agreement, Deep Field paid, directly out of the proceeds of this funding, a fee equal to ten percent (10%) of the purchase price, a structuring fee equal to Twelve Thousand Five Hundred Dollars ($12,500) and a due diligence fee equal to Three Thousand Dollars ($3,000) to Yorkville Advisors, LLC.

Interest shall accrue on the outstanding principal balance of the March Debentures at an annual rate equal to twelve percent (12%) through March 19, 2008. The March Debentures shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in the March Debentures) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of the March Debentures to be converted by (y) the lesser of (a) $0.102 or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of the March Debentures and the holder shall not have the right to convert any portion of the March Debentures or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

The March Debentures are secured by (i) Deep Field Security Agreement, (ii) Deep Field UCC and (ii) those shares of Common Stock pledged pursuant to that certain pledge and escrow agreement (the “Pledge Agreement”), of even date with the Purchase Agreement, by and among Mr. Chuen Kin Quek, Deep Field, Cornell and David Gonzalez, Esq, as escrow agent.

In connection with the Purchase Agreement, Deep Field and Cornell entered into that certain investor registration rights agreement, of even date with the Purchase Agreement, pursuant to which Deep Field provided certain registration rights to Cornell under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute and applicable state securities laws.

Off-Balance Sheet Transactions

AutoMart has no material off-balance sheet transactions.

Going Concern

The accompanying combined financial statements of AutoMart have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

AutoMart had a net loss of $3,295,729 and $890,566 for the years ended December 31, 2006 and 2005, respectively, negative cash flows from operations of $1,580,571 and $404,091 for the years ended December 31, 2006 and 2005, respectively, and an accumulated deficit of $4,106,192 and working capital deficit of $4,470,925 as of December 31, 2006. The Company has been relying on capital contributed by its stockholders and other debt financing to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

It is management’s intention to seek additional working capital from the registration of its common shares and distribution through private placements within the first half of 2007. The amount of such offerings will be determined by the expected amount of internally generated cash flows, and is expected to be sufficient to meet the Company’s working capital requirements for the next twelve months. The Company is also implementing a plan to reduce its operating costs and accelerate its time to collect its accounts receivable, which is expected to increase its net cash inflows in the next twelve months.

The accompanying financial statements of AutoMart do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements of Deep Field have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $786,672 and $689,322 for the years ended December 31, 2006 and 2005, negative cash flow from operations of $120,568 and $173,229 for the years ended December 31, 2006 and 2005, and working capital deficiency of $1,426,236 as of December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

On February 13, 2007, Deep Field completed its acquisition of AutoMart, a cooperative joint venture organized under the laws of The People’s Republic of China and the Company no longer exists for accounting purpose after this acquisition.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity's fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact of this new pronouncement to our financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of this new pronouncement to our financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 will have a material impact on our financial position or results of operations, as we do not currently have any defined benefit pension or other post-retirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality , should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements and Notes of this Annual Report on Form 10-KSB appear after the signature page to this Form 10-KSB. They include the following:

Audited Financial Statements of Deep Field Technologies, Inc. (Deep Field)

Audited Financial Statements of Beijing Sino-US Jinche Yingang Auto Technological Service Ltd. (AutoMart)

Proforma combined financial statements of Deep Field and AutoMart

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes In Internal Controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

Listed below are the post-Merger name, age, title and business experience of the executive officers and Directors of Deep Field:

Name	Age	Title
Mr. Guisan Pang	63	CEO and Chairman of the Board
Mr. Shanhui Wang	36	Vice President and Director
Mr. Bing Ren	44	Vice President and Director
Mr. Liyong Pang	33	Vice President and Director
Mr. Fred J. Griffin	55	CFO and Director
Mr. Scott D. Cray	57	Director
Mr. Derek S. Cray	36	Director
Mr. Blair J. McInnes	57	Director
Mr. David A. Dodge	32	Director
Mr. Steven M. Merrick	65	Director
Mr. James H. Schneider	47	Director

Guisan Pang. Mr. Pang has served as Deep Field’s Chief Executive Officer and as Chairman of the Board of Directors since February 13, 2007. Mr. Pang has served (and continues to serve) as Chief Executive Officer and as Chairman of the Board of Directors of AutoMart since August 2005. Prior to that, Mr. Pang served as Chairman of the Board of Beijing Jinche Yingang Automobile Services Center from March 2004 through August 2005. Mr. Pang founded the predecessor of AutoMart in 2001 as Beijing South Grand Trade Ltd. Mr. Pang served previously as General Manager of National Weaponry Industrial Co. from January 2002 through March 2004, and prior to that he served as General Manager of China Northern Equipment Engineering and General Manager of China Yan Xing Co. Prior to that Mr. Pang served with the Ministry of Weaponry, rising to the level of Director of North Asia Material. In 1992 Mr. Pang was elected Deputy Director of the China Automobile Information Network. In 1995 Mr. Pang was recognized as a Marketing Expert by the State Council of the People’s Republic of China.

Shanhui Wang. Mr. Wang has served as Vice President and as a Director of Deep Field since February 28, 2007. Mr. Wang has served (and continues to serve) as Vice President and as a Director of AutoMart since August 2005. From May 2004 through August 2005, Mr. Wang served as Deputy General Manager of Beijing Jinche Yingang Automobile Services Center and from January 2002 through May 2004, he served as Deputy General Manager of Shang Fang Weije Car Sale Co., Ltd. in China. Prior to that, Mr. Wang served as operations director for Yanxing Company for the Weaponry Ministry of China. Mr. Wang served the ministry in Russia from 1997 to 1998 as manager of foreign business affairs. He is a graduate of Chongqing Commercial College with a major in Statistics.

Bing Ren. Mr. Ren has served as Vice President and as a Director of Deep Field since February 28, 2007. Mr. Ren has served (and continues to serve) as Vice President and as a Director of AutoMart since August 2005. From May 2004 through August 2005, Mr. Ren served as Deputy General Manager of Beijing Jinche Automobile Services Center and from January 2002 through May 2004, he served as Deputy General Manager of Shang Fang Weije Car Sale Co., Ltd. in China. Mr. Ren was previously a manager in Yanxing Advertising Company. Prior to his work in advertising, Mr. Ren was a professional actor, performing in the theater of Shanxi Province for ten (10) years before moving to Beijing. He is a graduate of Beijing Broadcasting Institute.

Liyong Pang. Mr. Pang has served as Vice President and as a Director of Deep Field since February 28, 2007. Mr. Pang has served (and continues to serve) as Vice President and as a Director of AutoMart since August 2005. From May 2004 through August 2005, Mr. Pang served as Deputy General Manager of Beijing Jinche Automobile Services Center and from January 2002 through May 2004, he served as Deputy General Manager of Shang Fang Weije Car Sale Co., Ltd. Auto Sales Company in China. Prior to that, Mr. Pang served with Yanxing Company for the Weaponry Ministry of China. He is a graduate of Nanking University earning a degree in Marketing and Automotive Engineering.

Fred J. Griffin. Mr. Griffin has served as Chief Financial Officer of Deep Field since February 28, 2007 and as a Director since February 28, 2007. Mr. Griffin has served (and continues to serve) as CFO of AutoMart since January 2006 and as a Director since July 2006. From December 2004 through January 2006, Mr. Griffin worked as an independent private consultant and from January 2003 through December 2004, he served as CFO of Simex Technologies, Inc., at that time a U.S. publicly-traded company (OTCBB: SMXT). From January 2002 through January 2003, Mr. Griffin worked as an independent private consultant. Mr. Griffin joined AutoMart through his association with Mayflower Auto Group, LLC primarily to assist in the transition of AutoMart from a private PRC operating company to a publicly traded company. Mr. Griffin has more than thirty (30) years of financial and accounting experience and is a former partner in the international accounting firm of Deloitte Haskins & Sells, now known as Deloitte & Touche. Mr. Griffin earned his a B.S. degree in accounting from Louisiana State University.

Scott D. Cray. Mr. Cray has served as a Director of Deep Field since February 13, 2007 and as a Director of AutoMart since January 2006. Mr. Cray has served as President of Cray Construction & Development, Inc., a multi-million dollar construction company involved in residential and commercial development in Southwest Florida, since founding the company in Fort Myers, Florida in 2002. In 2005, Mr. Cray co-founded and is a Managing Member of Mayflower Auto Group, LLC. In 2003, Mr. Cray founded and is a Principal and Member of Haul-N-Mining, LLC, an active joint venture involved in mining and land development located in Charlotte County, Florida.

Derek S. Cray. Mr. Cray has served as a Director of Deep Field since February 28, 2007 and as a Director of AutoMart since January 2006. Mr. Cray has served as Principal and as Project Manager of Cray Construction & Development, Inc., a multi-million dollar construction company involved in residential and commercial development in Southwest Florida, since 2002. In 2003, Mr. Cray founded and is a Principal and Member of Haul-N-Mining, LLC, an active joint venture involved in mining and land development located in Charlotte County, Florida. In 2005, Mr. Cray founded and is a Principal and Member of Sandy-Key Lane, LLC, a land development holding company in Fort Myers, Florida.

Blair J. McInnes. Mr. McInnes has served as a Director of Deep Field since February 28, 2007 and as a Director of AutoMart since January 2006. In January 2002 Mr. McInnes founded and serves as President and COO of Tesscourt Capital Limited of Winnipeg, Manitoba Canada. Mr. McInnes is also a founder of FGN USA, Inc., a worldwide distributor of neutraceutical products.

David A. Dodge. Mr. Dodge has served as a Director of Deep Field since February 28, 2007 and as a Director of AutoMart since July 2006. He is the Chief Financial Officer of NeoMedia Technologies, Inc. (“NeoMedia”), a publicly traded communications technology company in Fort Myers, Florida. Mr. Dodge joined NeoMedia in 1999 as the Financial Reporting Manager. Since then, Mr. Dodge has acted as NeoMedia’s Director of Financial Planning and Controller, and currently holds the title of Vice President and Chief Financial Officer. Prior to joining NeoMedia in 1999, Mr. Dodge was an auditor with Ernst & Young LLP for two (2) years. Mr. Dodge earned his B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant.

Steven M. Merrick. Mr. Merrick has served as a Director of Deep Field since February 28, 2007. Mr. Merrick has been a Director of CTI Industries, Inc., a publicly traded U.S. company (NASDAQ Capital Market: CTI) for more than twenty (20) years and has been an officer of the Company since 1996. Mr. Merrick was a principal of the law firm Merrick & Associates, P.C. and is Of Counsel to the law firm of Vanasco Genelly & Miller, Chicago, Illinois and has been engaged in the practice of law for more than forty (40) years. Mr. Merrick is also Senior Vice President, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ-GS: RELV), a manufacturer and direct marketer of nutritional supplements and food products.

James H. Schneider. Mr. Schneider has served as a Director of Deep Field since February 28, 2007. Mr. Schneider is Vice President of Cray Construction & Development, Inc., a multi-million dollar construction company involved in residential and commercial development in Southwest Florida where he oversees both Land Development and Residential Construction. Mr. Schneider joined Cray Construction in 2002. In 2002 Mr. Schneider founded and served through 2004 as Founding Member of Old Burnt Store-50, LLC, a fifty (50) acre mining operation and single-family residential development in Punta Gorda, Florida. From 2003 through 2004, Mr. Schneider was a Member and General Manager of Quality Materials, LLC, a four hundred (400) acre mining operation in Port Charlotte Florida. In 2003, Mr. Schneider founded and serves as Founding Member and President of Haul-N-Mining, an active Mining operation in Charlotte County Florida. In 2005, Mr. Schneider founded and is a Member of Calypso Cove, LLC and Sandy Key Lane, LLC, both land holding companies. James holds a B.S. degree in Accounting from the University of South Florida, and his General Contractor’s License.

Audit Committee

The Audit Committee of Deep Field consisted of Messrs. Mahoney and Meller. The Board approved an Audit committee Charter on March 23, 2006. As of that date, the Audit Committee has operated pursuant to charter. The Audit Committee did not meet in 2006 or 2005. The Post-Merger Audit Committee currently consists of Messrs. Dodge and Merrick, with Mr. Dodge serving as Chairman. Both Mr. Dodge and Mr. Merrick are deemed “financial experts” as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Exchange Act. Management is responsible for Deep Field’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting.

2005 Audit Committee Report

The following is the Audit Committee’s report submitted to the Board for the fiscal year ended December 31, 2005. The Audit Committee has:

•	reviewed and discussed Deep Field’s audited financial statements with management and Bagell, Josephs & Company, L.L.C. (“Bagell”), Deep Field’s current independent accountants;

•	discussed with Bagell the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and

•
received from Bagell the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in Deep Field’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, for filing with the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To Deep Field’s knowledge, no person who was a Director, officer, beneficial owner of more than ten percent (10%) of any class of equity securities of Deep Field registered pursuant to Section 12 (“Reporting Person”) failed to file on a timely basis the necessary reports, on Forms 3,4, or 5, as required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Code Of Ethics

The Board adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer and is refinanced to this report as an exhibit. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at Deep Field’s corporate headquarters.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our former executive officers prior to the Merger in all capacities during the last three (3) completed fiscal years. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Jerome R. Mahoney, Former Chairman	2006	79,475(1)	-0-	-0-	-0-	-0-	-0-	-0-	79,475

Mark Meller, Former CEO and CFO	2006	77,720(1)	-0-	-0-	-0-	-0-	-0-	-0-	77,720

(1)	Accrued and unpaid in 2006
(2)	Certain accrued and unpaid compensation for 2005 was subsequently paid in January, 2006 in the form of Class A Common Stock, as follows:

Jerome R. Mahoney	$8,385
Mark Meller	$35,685

Employment Agreements

The previous officers of Messrs. Mahoney and Meller, had entered into five-year employment contracts with Deep Field. Those contracts were terminated, as of the Transaction Date, pursuant to the Termination and Settlement Agreements by and between Deep Field and said former officers. Except for the obligation of Deep Field to register the shares issued pursuant to these Termination and Settlement Agreements, and the Consulting Agreements between Deep Field, the former officers, iVoice and MM2, Inc., Deep Field has no further obligation to said former officers.

There are no other employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the post-Merger beneficial ownership of Deep Field’s voting capital stock of (i) each person known to the Company to beneficially own more than five percent (5%) of the applicable class of voting securities, (ii) our Directors, (iii) and each named executive officer and (iv) all Directors and executive officers as a group. As of February 13, 2007, a total of 111,595,619 shares of Common Stock outstanding and a total of 2,000,000 shares of our Class B Common were outstanding. No shares of our Class C Common were issued and outstanding at February 13, 2007. Each share of Common Stock is entitled to one (1) vote on matters on which holders of Common Stock are eligible to vote. Each share of Class B Common is entitled to one hundred (100 votes) on matters on which holders of the Common Stock are eligible to vote. The column entitled “Percentage of Ownership” shows the percentage of each class of voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of February 13, 2007, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, (a) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity and (b) each person or entity has the following address: c/o Deep Field Technologies, Inc., 1428 S. Brandywine Circle, Fort Myers, FL 33901.

Name and Position(s)	Title of Class	Shares Beneficially Owned		Percentage Ownership (1)

Mr. Guisan Pang	Common Stock	13,567,526	(2)	12.16%
CEO and Chairman of the Board	Class B Common	326,607	(3)	16.33%

Mr. Shanhui Wang	Common Stock	13,770,027	(4)	12.34%
Vice President and Director	Class B Common	331,482	(5)	16.57%

Mr. Bing Ren	Common Stock	13,770,027	(4)	12.34%
Vice President and Director	Class B Common	331,482	(5)	16.57%

Mr. Pang Liyong	Common Stock	13,770,027	(4)	12.34%
Vice President and Director	Class B Common	331,482	(5)	16.57%

Mr. Fred J. Griffin	Common Stock	--		--
CFO and Director	Class B Common	--		--

Mr. Scott D. Cray	Common Stock	8,340,959	(6)	7.47%
Director	Class B Common	200,789	(7)	10.04%

Mr. Derek S. Cray	Common Stock	--		--
Director	Class B Common	--		--

Mr. Blair J. McInnes	Common Stock	--		--
Director	Class B Common	--		--

Mr. David A. Dodge	Common Stock	--		--
Director	Class B Common	--		--

Mr. Steven M. Merrick	Common Stock	--		--
Director	Class B Common	--		--

Mr. James Schneider	Common Stock	--		--
Director	Class B Common	--		--
All Directors and Executive	Common Stock	63,218,565		56.65%
Officers as a Group (11 persons)	Class B Common	1,521,842		76.09%

Beijing Jinche Yingang	Common Stock	54,877,606		48.31%
Automobile Service Center	Class B Common	1,321,053		66.05%
No. 102-2, Building No 3,
Wan Liu Xin Ji Yuan,
Haidian district,
Beijing, China

Chuen Kin Quek	Common Stock	4,372,718		3.85%
20 Lewis Terrace, Unit 1,	Class B Common	105,263		5.26%
Newton, MA 02458

Mayflower Auto Group, LLC	Common Stock	23,831,311		20.98%
2222 Second Street	Class B Common	573,684		28.68%
Fort Myers, FL 33901

(1)	Percentage ownership for Common Stock is based on 111,595,619 shares issued and outstanding and percentage ownership for Class B Common is based on 2,000,000 shares outstanding.
(2)	Mr. Guisan Pang owns 16.75% of Beijing Jinche Yingang Automobile Service Center and therefore, he may be considered the beneficial owner of those 13,567,526 shares of Common Stock.

(3)	Mr. Guisan Pang owns 16.75% of Beijing Jinche Yingang Automobile Service Center and therefore, he may be considered the beneficial owner of those 326,607 shares of Class B Common.
(4)	This individual owns 17% of Beijing Jinche Yingang Automobile Service Center and therefore, he may be considered the beneficial owner of those 13,770,027 shares of Common Stock.
(5)	This individual owns 17% of Beijing Jinche Yingang Automobile Service Center and therefore, he may be considered the beneficial owner of those 331,482 shares of Class B Common.
(6)	Mr. Cray owns 35% of Mayflower Auto Group, LLC and therefore, he may be considered the beneficial owner of those 8,340,959 shares of Common Stock.
(7)	Mr. Cray owns 35% of Mayflower Auto Group, LLC and therefore, he may be considered the beneficial owner of those 200,789 shares of Class B Common.

Equity Compensation Plans

ALL COMPENSATION PLANS PREVIOUSLY APPROVED BY SECURITY HOLDERS;
AND ALL COMPENSATION PLANS NOT PREVIOUSLY APPROVED BY SECURITY HOLDERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for available future issuance

Equity compensation plans approved by security holders	0		$0.00	0
Equity compensation plans not approved by security holders	4,000,000	(1)	$0.00	4,000,000	(1)
Total	4,000,000	(1)	$0.00	4,000,000	(1)

(1)
Includes 2,000,000 Shares of Common Stock for each of the Deep Field Technologies, Inc. 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan. Both plans were adopted by the Board on December 12, 2005.

Deep Field did not issue any stock options or shares under either stock incentive plan listed above for the year ended December 31, 2006 and 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Deep Field

Deep Field entered into a five-year employment agreement with Jerome Mahoney, its former non-executive Chairman of the Board of Directors, effective August 3, 2004. On February 13, 2007, Deep Field entered into a Termination & Settlement Agreement with Mr. Mahoney whereby the parties thereto terminated Mr. Mahoney’s August 3, 2004 Employment Agreement.

Deep Field entered into a five-year employment agreement with Mark Meller, its former President, CEO, CFO and Director, effective October 1, 2004. On February 13, 2007, Deep Field entered into a Termination & Settlement Agreement with Mr. Meller whereby the parties thereto terminated Mr. Meller’s October 1, 2004 Employment Agreement.

In connection with the assumption of assets and liabilities by Deep Field from iVoice, Deep Field assumed $190,000 of outstanding indebtedness from iVoice to Mr. Mahoney. The debt was subject to a promissory note (the “Note”) having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, Deep Field issued the $190,000 Note payable to Mr. Mahoney, which bore interest at the prime rate plus two percent (2%) per annum. On the Transaction Date, Deep Field and Mr. Mahoney entered into a Termination & Settlement Agreement pursuant to which Deep Field settled all obligations owed by Deep Field to Mr. Mahoney, including, without limitation, the Note, which has now terminated.

On January 29, 2007, AutoMart issued a promissory note to Mr. Scott D. Cray in the principal amount of $135,000 (the “Cray Note”). Mr. Cray is the Managing Member of Mayflower, a Director of AutoMart and post- Merger Director of Deep Field. The Cray Note bears interest at a rate of twelve percent (12%) per annum, matures on January 28, 2008 and is secured by all of the assets of AutoMart and in the stock and assets of each of AutoMart’s subsidiaries. Pursuant to the Cray Note, upon the closing the Exchange Agreement, the principals of AutoMart will issue to Mr. Cray warrants to purchase 85,000 shares of Common Stock at a price of $0.19 per share, which was the closing bid price on the date of the Cray Note. The warrants have a three-year maturity and a cashless exercise provision.

Listed below are the post-Merger Directors of Deep Field and their status regarding independence:

Name	Status
Mr. Guisan Pang	Non-independent
Mr. Shanhui Wang	Non-independent
Mr. Bing Ren	Non-independent
Mr. Liyong Pang	Non-independent
Mr. Fred J. Griffin	Non-independent
Mr. Scott D. Cray	Independent
Mr. Derek S. Cray	Independent
Mr. Blair J. McInnes	Independent
Mr. David A. Dodge	Independent
Mr. Steven M. Merrick	Independent
Mr. James Schneider	Independent

AutoMart

On October 1, 2006, AutoMart entered into an unsecured promissory note agreement with the stockholder, Mayflower Auto Group, LLC, with a note amount of $1,027,512. Outstanding balance of this note amounted to $1,021,241 as of December 31, 2006. The note bears interest at a rate of 12% per annum. The note is repayable in 48 monthly payments of principal and interest starting from November 1, 2006. The entire unpaid balance of this note, with accrued interest thereon shall become immediately due and payable upon the receipt of any funds in the form of equity or unsecured debt in the amount of at least $2,000,000 from any source. AutoMart incurred interest expense of $31,071 and paid $20,519 for the year ended December 31, 2006. Upon the effective date of the merger with Deep Field Technologies, Inc. on February 13, 2007, the outstanding balance of this note will become part of the convertible notes payable of $3,350,000 to Cornell Capital Partners, LP assumed by the Company. Since this note was being restructured in February 2007, accordingly, the note payable of $1,027,512 was classified as current liabilities in the accompanying financial statements.

AutoMart’s employees made non-interest bearing advances to AutoMart since the inception of its operations. AutoMart received proceeds of $ 418,709 and $46,810 from the employees and repaid $15,460 and $146,520, during the years ended December 31, 2006 and 2005, respectively. Loans payable to employees totaled $543,112 as of December 31, 2006.

AutoMart’s stockholders made non-interest bearing advances to AutoMart since the inception of its operations. AutoMart received proceeds of $ 265,769 and $0 from the stockholders and repaid $33,865 and $36,630 during the years ended December 31, 2006 and 2005, respectively. Loans payable to stockholders totaled $334,394 as of December 31, 2006.

ITEM 13. EXHIBITS

(a) Documents Filed as a part of this Report:

Please see an Index to the Financial Statements attached which are being filed as a part of this Annual Report  following the signature page hereto.

(b) Exhibits:

Exhibit	Description	Location
2.1
Share Exchange Agreement, dated January 25, 2007 and effective as of February 28, 2007, by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. and the JV Participants listed therein
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 31, 2007

3.1	Amended and Restated Certificate of Incorporation of Deep Field Technologies, Inc.	Incorporated by reference as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on January 13, 2005

3.2	Bylaws of Deep Field Technologies, Inc.	Incorporated by reference as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on January 13, 2005

4.1	Deep Field Technologies, Inc. 2005 Stock Incentive Plan	Incorporated by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 14, 2005

4.2	Deep Field Technologies, Inc. 2005 Directors’ and Officers’ Stock Incentive Plan	Incorporated by reference as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 14, 2005

10.1
Termination Agreement, dated February 28, 2005, by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc. with respect to that certain Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated on or about August 13, 2004
Incorporated by reference as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on April 14, 2005

10.2
Termination Agreement, dated February 28, 2005, by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated on or about August 13, 2004
Incorporated by reference as Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on April 14, 2005

10.3	Standby Equity Distribution Agreement, dated September 9, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc.	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005

10.4	Escrow Agreement, dated September 9, 2005, by and among Deep Field Technologies, Inc., Cornell Capital Partners, LP. and David Gonzalez, Esq.	Incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005

10.5	Placement Agent Agreement, dated September 9, 2005, by and between Deep Field Technologies, Inc. and Monitor Capital Inc.	Incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005

10.6	Registration Rights Agreement, dated September 9, 2005, by and between Deep Field Technologies, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005

10.7	Asset Purchase Agreement, dated February 13, 2007, by and between the Company and iVoice, Inc.	Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.8	Bill of Sale, dated February 13, 2007	Incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.9	Consulting Agreement, dated February 13, 2007, by and between the Company and Mr. Mark Meller	Incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.10	Consulting Agreement, dated February 13, 2007, by and between the Company and Mr. Jerome Mahoney	Incorporated by reference as Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.11	Consulting Agreement, dated February 13, 2007, by and between the Company and iVoice	Incorporated by reference as Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.12	Consulting Agreement, dated February 13, 2007, by and between the Company and MM2 Group, Inc.	Incorporated by reference as Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.13	Termination & Settlement Agreement, dated February 13, 2007, by and between the Company and Mr. Mark Meller	Incorporated by reference as Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.14	Termination & Settlement Agreement, dated February 13, 2007, by and between the Company and Mr. Mark Meller	Incorporated by reference as Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

10.15	Debenture 1, dated March 1, 2007, issued by the Company to Cornell Capital Partners, LP	Provided herewith

10.16	Debenture 2, dated March 1, 2007, issued by the Company to Cornell Capital Partners, LP	Provided herewith

10.17	Debenture 3, dated March 1, 2007, issued by the Company to Cornell	Provided herewith

10.18	Security Agreement, dated August 13, 2004, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A, as filed by the Company with the SEC on January 13, 2005

10.19	Securities Purchase Agreement, dated March 19, 2007, by and between the Company and Cornell	Provided herewith

10.20	March Debentures, dated March 19, 2007, issued by the Company to Cornell	Provided herewith

10.21	Pledge and Escrow Agreement, dated March 19, 2007, by and among Mr. Chuen Kin Quek, the Company, Cornell and David Gonzalez, Esq., as escrow agent	Provided herewith

10.22	Investor Registration Rights Agreement, dated March 19, 2007, by and between the Company and Cornell	Provided herewith

10.23	Irrevocable Transfer Agent Instructions, dated March 19, 2007, by and among the Company, Cornell and Fidelity Stock Transfer	Provided herewith

14	Code of Ethics	Incorporated by reference as Exhibit 14 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 31, 2006

16.1	Letter of Mendlowitz Weitsen, LLP, dated May 27, 2005, with respect to the change in Deep Field’s principal accountants	Incorporated by reference as Exhibit 16 to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on June 24, 2005

16.2	Letter of Bagell, Josephs, Levine & Company, LLC, dated February 13, 2007, with respect to the change in the Company’s principal accountants	Incorporated by reference as Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to Deep Field by Deep Field’s independent auditors for the years ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of Deep Field’s annual financial statements and the review of Deep Field’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of Deep Field’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005
Audit Fees	$11,000	$10,000
Audit - Related Fees	0	0
Tax fees	$880	$1,000
All Other Fees	0	0
Total	$11,880	$11,000

Prior to engaging the Company’s accountants to perform a particular service, the Company’s Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures. The tax fees listed above were not approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Deep Field has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP FIELD TECHNOLOGIES, INC.

By:	/s/ Guisan Pang	May 3, 2007
Guisan Pang
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Deep Field and in the capacities and on the dates indicated.

By:	/s/ Fred J. Griffin	May 3, 2007
Fred J. Griffin
Chief Financial Officer

FINANCIAL STATEMENTS

DEEP FIELD TECHNOLOGIES, INC.

INDEX

Page

DEEP FIELD FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Reports of Independent Registered Public Accounting Firms	F-1 - F-2
Balance Sheet as of December 31, 2006	F-3
Statements of Operations	F-4
Statements of Stockholders’ Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-20

BEIJING SINO-US JINCHE YINGANG AUTO TECHNOLOGICAL SERVICES LIMITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm	F-21
Balance Sheet as of December 31, 2006	F-22
Combined Statements of Operations and Comprehensive Loss	F-23
Combined Statements of Stockholders’ Equity (Deficit)	F-24
Combined Statements of Cash Flows	F-25
Notes to Financial Statements	F-26 - F-39

DEEP FIELD TECHNOLOGIES, INC. UNAUDITED PROFORMA FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2006

Introduction	F-40
Balance Sheet as of December 31, 2006	F-41
Statement of Operations	F-42
Notes to Financial Statements	F-43 - F-44

F-i

Report of Independent Registered Public Accounting Firm
(Stonefield Josephson, Inc.)

Board of Directors
Deep Field Technologies, Inc.
Fort Myers, Florida

We have audited the accompanying balance sheet of Deep Field Technologies, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Field Technologies, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has negative cash flows from operations and net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
April 15, 2007

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
TEL: 856.346.2828 FAX: 856.346.2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
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

The accompanying financial statements for December 31, 2005 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial accumulated deficits and has completed the process of being spun out. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
February 5, 2006

Deep Field Technologies, Inc. Balance Sheet As of December 31, 2006

ASSETS
Current assets:
Cash	$5,769
Prepaid expenses	2,911
$8,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$288,616
Accrued expenses including accrued interest of $29,958
to related parties	155,708
Accrued salaries to related parties	327,892
Note payable to related party	162,700
Note payable	500,000

Total current liabilities	1,434,916

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
none issued and outstanding	-
Common stock, Class A, no par value,
10,000,000,000 shares authorized, 20,513,984 shares
issued and outstanding	387,500
Common stock, Class B, $0.01 par value,
50,000,000 shares authorized, none issued and outstanding	-
Common stock, Class C, $0.01 par value,
20,000,000 shares authorized, none issued and outstanding	-
Additional paid-in capital	-
Accumulated deficit	(1,813,736)

Total stockholders’ deficit	(1,426,236)

$8,680

The accompanying notes form an integral part of these financial statements.

Deep Field Technologies, Inc. Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net revenues	$-	$112
Cost of revenues	-	-
Gross profit	-	112
General and administrative expenses	701,619	623,733
Loss from operations	(701,619)	(623,621)
Other income (expenses):
Interest expense	(85,457)	(60,138)
Miscellaneous	404	(5,563)
Loss from operations before income taxes	(786,672)	(689,322)
Income taxes	-	-
Net loss	$(786,672)	$(689,322)
Loss per share - basic and diluted	$(0.04)	$(0.07)
Weighted average number of shares - basic and diluted	20,316,724	10,013,984

The accompanying notes form an integral part of these financial statements.

Deep Field Technologies, Inc. Statements of Stockholders’ Deficit Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2005	-	$-	10,013,984	$-	-	$-	-	$-	$-	$(144,742)	$(144,742)

Assumption of debt per
spin off agreement	-	-	-	-	-	-	-	-	-	(193,000)	(193,000)

Net loss	-	-	-	-	-	-	-	-	-	(689,322)	(689,322)

Balance at December 31, 2005	-	-	10,013,984	-	-	-	-	-	-	(1,027,064)	(1,027,064)

Issuance of common stock for
accrued legal fees and
additional compensation	-	-	2,000,000	73,000	-	-	-	-	-	-	73,000

Issuance of common stock for
accrued salaries and
additional compensation	-	-	5,250,000	194,250	-	-	-	-	-	-	194,250

Issuance of common stock for
repayments of loan payable
and additional compensation	-	-	3,250,000	120,250	-	-	-	-	-	-	120,250

Net loss	-	-	-	-	-	-	-	-	-	(786,672)	(786,672)

Balance at December 31, 2006	-	$-	20,513,984	$387,500	-	$-	-	$-	$-	$(1,813,736)	$(1,426,236)

The accompanying notes form an integral part of these financial statements.

Deep Field Technologies, Inc. Statements of Cash Flows Increase (Decrease) in Cash

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows used for operating activities:
Net loss	$(786,672)	$(689,322)
Adjustments to reconcile net loss to net cash used for operating activities:

Excess of fair value of common stock over payments for accrued expenses and note payable	295,394	-
Changes in assets and liabilities:
Inventories	-	317
Prepaid expenses	2,980	(5,891)
Accounts payable	210,536	207,013
Accrued salaries	157,194	214,766
Deferred maintenance contracts	-	(112)
Total adjustments	666,104	416,093
Net cash used for operating activities	(120,568)	(273,229)
Cash flows provided by financing activities -
Proceeds from note payable	-	100,000
Net cash provided by financing activities	-	100,000
Net decrease in cash and cash equivalents	(120,568)	(173,229)
Cash, beginning of the year	126,337	299,566
Cash, end of the year	$5,769	$126,337
Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-
Supplemental disclosure of non-cash financing activities:
Issuance of common stock to pay off accrued liabilities and note payable	$92,106	$-
Exchange of convertible debentures for promissory note	$-	$500,000

Assumption of promissory note to Mr. Jerry Mahoney, former non-executive chairman	$-	$190,000

The accompanying notes form an integral part of these financial statements.

DEEP FIELD TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization, Nature of Business and Basis of Presentation

Deep Field Technologies, Inc. (“Deep Field Technologies” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and affiliate of the Company. When the Company refers to or describe any agreement, contract or other written instrument of the Company in these notes, the Company may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice and thereafter assigned to the Company.

On September 1, 2004, the Board of Directors of iVoice, the former parent of the Company, resolved to pursue the separation of iVoice software business into three publicly owned companies. iVoice continued to focus on its own computerized telephony technology and related business development operations. Deep Field Technologies intended to continue to develop, market and license the Unified Messaging line of computerized telephony software.

The Spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of Unified Messaging, and certain accrued liabilities and related party debt to Deep Field Technologies (the “Spin-off”). The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a special taxable dividend.

In conjunction with the Spin-off, Deep Field Technologies entered into a temporary administrative services agreement with iVoice which provided administrative services to Deep Field. This agreement was terminated on February 13, 2007.

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

On January 12, 2006, Deep Field Technologies entered into a Securities Exchange Agreement (the "Securities Exchange") by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services Limited, a cooperative joint venture under the laws of The People's Republic of China ("Automart") and Automart's joint venture participants ("the JV Participants") whereby the JV Participants will transfer 95% of their interest in Automart to the Company in exchange for an aggregate of 116,245,399 Class A Common Stock shares, or 85% of the outstanding shares of the Company, and 2 million of the Company's Class B Common Stock shares. This transaction was never closed.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

On February 13, 2007, the Company completed its acquisition of Beijing Sino-US Beijing Jinche Yingang Auto Technological Services, Ltd. (“AutoMart”), a cooperative joint venture organized under the laws of The People’s Republic of China. The Company, AutoMart and those certain joint venture participants named therein (the “JV Participants”) executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to the Company, and the Company agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with; a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of the Company’s Class A common stock, no par value per share (the “Common Stock”), (b) Two Million (2,000,000) shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common”) and (c) the assumption by the Company of all obligations of Mayflower Auto Group LLC (“Mayflower”) with respect to the issuance by Cornell Capital Partners, LP (“Cornell”) to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the “Mayflower Notes”). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of the Company. Such Notice was mailed to Company’s stockholders on February 8, 2007 and the securities were exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse acquisition, which AutoMart is considered the acquirer (hereinafter referred to as the “Merger”).

In connection with the transactions consummated by the Exchange Agreement, the Company entered into an asset purchase agreement (the “APA”) with iVoice on the Transaction Date pursuant to which the Company assigned, transferred and delivered to iVoice on an “as is, where is” basis, and iVoice purchased from the Company on an “as is, where is” basis, all of the assets (as such term is defined in the APA) relating to the Company unified messaging business, free and clear of all encumbrances and liens, in exchange for the payment by iVoice to the Company of One Dollar ($1.00). Therefore, the Company’s business will consist of the business of AutoMart, which is the repair and maintenance of automobiles and the sale of automobile insurance in China.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $786,672 and $689,322 for the years ended December 31, 2006 and 2005, negative cash flow from operations of $120,568 and $273,229 for the years ended December 31, 2006 and 2005, and working capital deficiency of $1,426,236 as of December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

On February 13, 2007, the Company completed its acquisition of Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. (“AutoMart”), a cooperative joint venture organized under the laws of The People’s Republic of China and the Company no longer exists for accounting purpose after this acquisition.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The computation of diluted earnings per share should not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

For purposes of the combined statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2006. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There was no uninsured bank balance as of December 31, 2006.

Share-Based Compensation

In accordance with SFAS No. 123R, “Share-based Payment: An amendment of FASB Statements No. 123” (“SFAS 123R”), effective January 1, 2006, the Company is required to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company has not issued any options for the years ended December 31, 2006 and 2005 and has no outstanding options as of December 31, 2006.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts payable, accrued expenses and notes payable at December 31, 2006 approximate fair value.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid insurance for the year of 2007.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity’s fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact of this new pronouncement to our financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of this new pronouncement to our financial position and results of operations or cash flows.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 will have a material impact on our financial position or results of operations, as we do not currently have any defined benefit pension or other post-retirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality , should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Notes payable:

On August 12 and November 19, 2004, the Company issued an aggregate of $400,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after the Company’s Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes were in the aggregate amount of $500,000, $400,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $100,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance.

The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $100,000 was advanced to the Company. As of December 31, 2006, the balance on the promissory notes was $500,000 plus accrued interest of $120,653.

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

On September 9, 2005, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell Capital Partners”) whereby Cornell Capital Partners agrees to purchase up to $10 million of the Company’s Class A Common Stock (the “Common Stock”) over a two-year period. The shares issuable under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company’s Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell Capital Partners under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. However, the Company terminated the SEDA, in connection with the closing of the Share Exchange with AutoMart and the JV Participants.

NOTE 3 RELATED PARTY TRANSACTIONS:

In conjunction with the Spin-off, Deep Field Technologies has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until Deep Field Technologies has found replacement services for those services being provided by iVoice or can provide these services for itself. During the year ended December 31, 2006, $27,027 was charged by iVoice for the administrative services provided. As of December 31, 2006, the Company had an outstanding balance of $6,757 due to iVoice.

Pursuant to the employment agreements between Mr. Mahoney and Deep Field Technologies the Company has outstanding accrued salaries of $153,473 due to Mr. Mahoney as of December 31, 2006.

Pursuant to the employment agreements between Mr. Meller and Deep Field Technologies the Company has outstanding accrued salaries of $174,419 due to Mr. Meller as of December 31, 2006.

NOTE 3 RELATED PARTY TRANSACTIONS (continued):

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company. This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company. The note will bear interest at the rate of Prime plus 2.0% (10.25% at December 31, 2006) per annum on the unpaid balance until paid. Under the terms of the Promissory Note, Note holder may elect prepayment of the principal and/or interest owed pursuant to this Note by requesting the Company to issue to Mr. Jerome Mahoney, or his assigns either (i) one share of Class B Common Stock of the Company, par value $0.01 per share, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During the year ended December 31, 2006, Mr. Mahoney received 4,250,000 shares of Class A Common Stock as a repayment of $27,300 of the note. The Company recorded $129,950 as additional compensation to him for the excess of the fair market value of the 4,250,000 shares issued over the principal amount of $27,300. As of December 31, 2006, the outstanding balance owed Mr. Mahoney is $162,700 plus accrued interest of $22,698.

The Company entered into a five-year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 3, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. For the twelve (12) month period starting August 3, 2006, Mr. Mahoney’s salary was increased to $91,930. In addition, if the Company achieves annual sales equal to or greater than $2,000,000, Mr. Mahoney’s base annual compensation will automatically be increased to $145,000. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company, net of any debt or other liabilities assumed by the Company. Mr. Mahoney has agreed to accept part of his compensation pursuant to this Employment Agreement in the form of Class B Common Stock, par value $0.01 per share, in lieu of cash, for as long as the Board of Directors decides, in its sole discretion, that the Company does not have the financial resources to pay him in cash. The number of Class B Common Stock shares to be issued Mr. Mahoney shall be equal to one share of Class B Common Stock for every dollar of compensation due and owing the Executive.

The Company entered into a five-year employment agreement with Mr. Meller as of October 1, 2004. Mr. Meller will serve as the Company’s President, Chief Executive Officer and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. For the twelve (12) month period starting October 1, 2006, Mr. Meller’s salary was $87,720. In addition if the Company achieves annual sales equal to or greater than $2,000,000, Mr. Meller’s base annual salary will automatically be increased to $145,000. The Company also agreed to pay Mr. Meller a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company, net of any debt or other liabilities assumed by the Company. This bonus would be payable in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Meller.

Mr. Meller also received a bonus of $50,000 earned by the completion of the Spin-off. Mr. Meller has agreed to defer the cash receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation. During the twelve months ended December 31, 2006, Mr. Meller deferred $42,035 of his compensation and received 4,250,000 shares of Class A Common Stock as a repayment of $35,685 of accrued compensation. The Company recorded $113,180 as additional compensation to him for the excess of the fair market value of the 4,250,000 shares issued over the amount of $35,685 being offset for accrued salaries. As of December 31, 2006, the outstanding balance due to Mr. Meller is $174,418.

NOTE 4 INCOME TAXES:

The income tax provision amounted to $0 and $0, respectively, for the years ended December 31, 2006 and 2005 (an effective rate of 0% for 2006 and 2005). A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2006	2005

Computed tax at federal statutory rate of 34%	$(267,468)	$(234,369)
State taxes, net of federal benefit	(33,748)	(29,572)
Non-deductible items	100,434	-
Change in valuation allowance	200,782	263,941
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 are as follows:

Deferred tax assets:
Operating loss carryforwards	$539,000
Total deferred tax assets	539,000

Total deferred tax liabilities	-
Net deferred tax assets before valuation allowance:	539,000
Valuation allowance	(539,000)

$-

At December 31, 2006, the Company had federal operating loss carryforward of approximately $1.3 million which, if unused, begins to expire after the year of 2024.

On February 13, 2007 the Company completed its acquisition of Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. Subsequent to this transaction, the ownership of the Company will be substantially different. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT):

Pursuant to the Company’s certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of the Company’s outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

a) Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2006, the Company has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of December 31, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 20,513,984 shares were issued and outstanding. Each holder of Class A Common Stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth objectives.

For the twelve months ended December 31, 2006, the Company had the following transactions in its Class A Common Stock:

•
The Company issued 2,000,000 shares of Class A Common Stock for the repayment of accrued legal fees, valued at $20,736. The fair market value of the shares was $73,000, resulting in additional compensation of $52,264 charged to operations.

•
The Company issued 8,500,000 shares of Class A common stock, with a total value of $71,370 to officers/stockholders of the Company as repayment of accrued salaries and as repayment of a note payable. The fair market value of these shares totaled $314,500, resulting in an additional compensation of $243,130 charged to expenses.

c) Class B Common Stock

As of December 31, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $0.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2006, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $0.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2006, no shares were issued or outstanding.

NOTE 6 STOCK OPTION PLAN

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company did not issue any stock options for the twelve months ended December 31, 2006.

NOTE 7 SUBSEQUENT EVENTS

On February 13, 2007 the Company completed its acquisition AutoMart. The Company, AutoMart and those certain joint venture participants named therein executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 pursuant to which the JV Participants agreed to transfer to the Company, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of the Company’s Class A common stock, no par value per share (the “Common Stock”), (b) Two Million (2,000,000) shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common”) and (c) the assumption by the Company of all obligations of Mayflower Auto Group LLC with respect to the issuance by Cornell Capital Partners, LP to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law, the former holders of AutoMart capital stock shall beneficially own over ninety percent (90%) of the total outstanding voting securities of the Company. Such Notice was mailed to Company’s stockholders on February 8, 2007 and the securities shall be exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse acquisition, which AutoMart is considered the acquirer.

Asset Purchase Agreement

In connection with the transactions consummated by the Exchange Agreement, the Company entered into an asset purchase agreement with iVoice on the Transaction Date pursuant to which the Company assigned, transferred and delivered to iVoice on an “as is, where is” basis, and iVoice purchased from the Company on an “as is, where is” basis, all of the assets relating to the Company unified messaging business, free and clear of all encumbrances and liens, in exchange for the payment by iVoice to the Company of One Dollar ($1.00). Therefore, the Company’s business will consist of the business of AutoMart, which is the repair and maintenance of automobiles and the sale of automobile insurance in China.

NOTE 7 SUBSEQUENT EVENTS (continued)

Consulting Agreements

In connection with the transactions contemplated by the Exchange Agreement, the Company entered into Consulting Agreements, each dated as of the Transaction Date, with each of: (a) Mr. Mark Meller, pursuant to which Mr. Meller shall provide general corporate finance, advisory and other similar consulting services to the Company for a term of six (6) months in exchange for the payment by the Company to Mr. Meller of One Million (1,000,000) shares of Common Stock, which Common Stock shall be issued to Mr. Meller on the Effective Date (as defined therein), and shall be deemed fully earned and not redeemable by the Company, including upon any termination of the Consulting Agreement, after such issuance; (b) Mr. Jerome Mahoney, pursuant to which Mr. Mahoney shall provide general corporate finance, advisory and other similar consulting services to the Company for a term of six (6) months in exchange for the payment by the Company to Mr. Mahoney of One Million (1,000,000) shares of Common Stock, which Common Stock shall be issued to Mr. Mahoney on the Effective Date (as defined therein) and shall be deemed fully earned and not redeemable by the Company, including upon any termination of the Consulting Agreement, after such issuance; (c) iVoice, pursuant to which iVoice shall provide general corporate finance, advisory and other similar consulting services to the Company for a term of six (6) months in exchange for the payment by the Company to iVoice of Four Million (4,000,000) shares of Common Stock, which Common Stock shall be issued to iVoice on the Transaction Date and shall be deemed fully earned and not redeemable by the Company, including upon any termination of the Consulting Agreement, after such issuance; (d) MM2 Group, Inc. (“MM2”), pursuant to which MM2 shall provide general corporate finance, advisory and other similar consulting services to the Company for a term of six (6) months in exchange for the payment by the Company to iVoice of Four Million (4,000,000) shares of Common Stock, which Common Stock shall be issued to MM2 on the Transaction Date and shall be deemed fully earned and not redeemable by the Company, including upon any termination of the Consulting Agreement, after such issuance. The Company has agreed to register the 2,000,000 shares of Common Stock issued to Messrs. Meller and Mahoney on Form S-8, at the Company’s expense, with the U.S. Securities and Exchange Commission (the “SEC”) on such date that is not later than seventy (70) days after the Transaction Date. Each Consulting Agreement includes customary non-disclosure and non-solicitation provisions, which shall remain enforceable for a period of six (6) months following the termination of each Consulting Agreement.

Termination & Settlement Agreements

In connection with the transactions contemplated by the Exchange Agreement, the Company entered into Termination & Settlement Agreements with each of (a) Mr. Meller, pursuant to which (i) Mr. Meller resigned from his positions as President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of the Company, (ii) the Company and Mr. Meller agreed to settle all obligations owing by the Company to Mr. Meller, including, without limitation, all obligations under Mr. Meller’s October 1, 2004 Employment Agreement, in exchange for the issuance by the Company to Mr. Meller of the One Million (1,000,000) shares of Common Stock issued pursuant to Mr. Meller’s Consulting Agreement as described herein above and (iii) the Company and Mr. Meller terminated Mr. Meller’s October 1, 2004 Employment Agreement and (b) Mr. Mahoney, pursuant to which (x) Mr. Mahoney resigned from his position as Chairman of the Board of Directors of the Company, (y) the Company and Mr. Mahoney agreed to settle all obligations owing by the Company to Mr. Mahoney, including, without limitation, all obligations under Mr. Mahoney’s August 3, 2004 Employment Agreement, in exchange for the issuance by the Company to Mr. Mahoney of the One Million (1,000,000) shares of Common Stock issued pursuant to Mr. Mahoney’s Consulting Agreement as described herein above and (z) the Company and Mr. Mahoney terminated Mr. Mahoney’s August 3, 2004 Employment Agreement.

NOTE 7 SUBSEQUENT EVENTS (continued)

Assignment Agreement

On the Transaction Date, the Company assumed all obligations of Mayflower with respect to the issuance by Cornell to Mayflower of the Mayflower Notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). Pursuant to that certain Assignment Agreement, by and among the Company, Mayflower and Cornell (the “Assignment Agreement”), upon the assumption by the Company of the Mayflower Notes, 23,800,000 shares of Common Stock and 600,000 shares of Class B Common were pledged, as well as all of Company’s assets, to secure the Mayflower Notes. Furthermore, the Company issued to Cornell (a) a warrant to purchase 25,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five (5) years, (b) a warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years, (c) a warrant to purchase 7,500,000 shares of Common Stock at an exercise price of $0.20 per share for a period of five (5) years, (d) a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $0.25 per share for a period of five (5) years and (e) a warrant to purchase 5,833,333 shares of Common Stock at an exercise price of $0.30 per share for a period of five (5) years.

Restructuring of Outstanding Debt

On March 1, 2007 (the “Restructuring Date”), Deep Field issued a secured convertible debenture (“Debenture 1”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about February 28, 2005 (the “Note”), issued by the Company to Cornell in the original principal amount of Five Hundred Thousand Dollars (US$500,000), of which Two Hundred Thousand Dollars (US$200,000) had been funded on August 13, 2004 pursuant to a subsequently terminated Securities Purchase Agreement, dated August 13, 2004 (the “SPA”), Two Hundred Thousand Dollars (US$200,000) had been funded on November 17, 2004 pursuant to the SPA and One Hundred Thousand Dollars (US$100,000) had been funded on February 28, 2005 pursuant to the Note. Debenture 1 was issued to consolidate the Note plus accrued and unpaid interest to the date thereof totaling One Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents (US$113,917.81) for a total amount of Six Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents (US$613,917.81). All obligations under the original Note have been extinguished, and replaced with Debenture 1.

Interest shall accrue on the outstanding principal balance of Debenture 1 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 1 shall be convertible into shares of Class A common stock of the Company, no par value per share (“Common Stock”) at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 1) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 1 to be converted by (y) the lesser of (i) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (ii) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company shall not effect any conversions of Debenture 1 and the holder shall not have the right to convert any portion of Debenture 1 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

NOTE 7 SUBSEQUENT EVENTS (continued)

Debenture 1 is secured by (i) a security interest in all of the assets of the Company as evidenced by that certain security agreement, dated August 13, 2004 (the “Company Security Agreement”), by and between the Company and Cornell and perfected by the UCC-1 Financing Statement previously filed with the Nevada Secretary of State UCC Division document file no.: 2004025876-4 and New Jersey Department of the Treasury UCC Section filing no.: 2253737-9 (collectively referred to as the “Company UCC”), (ii) a security interest in all of the assets of Mayflower as evidenced by a security agreement (the “Mayflower Security Agreement”), originally dated September 15, 2005 and amended and restated on or about February 13, 2007, by and between Mayflower and the Holder and perfected by the UCC-1 filed with the Florida Secured Transaction Registry No.: 200501444449 (the “Mayflower UCC”) and (iii) the Mayflower Pledged Shares, as such term is defined in and pursuant to that certain amended and restated pledge and escrow agreement (“Mayflower-Jinche Pledge Agreement”), dated on or about February 13, 2007, by and among Cornell, Mayflower and Beijing Jinche Yingang Automobile Service Center, a company organized under the laws of The People’s Republic of China (the Company Security Agreement, the Company UCC, the Mayflower Security Agreement, the Mayflower UCC and the Mayflower-Jinche Pledge Agreement are collectively referred to herein as the “Security Documents”).

On the Restructuring Date, the Company issued a second secured convertible debenture (“Debenture 2”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 29, 2006 (the “Second Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Five Hundred Thousand Dollars (US$1,500,000). The Company, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to the Company, and the Company assumed from Mayflower, the liabilities under the Second Note to be bound by the terms thereunder. Debenture 2 was issued to consolidate the Second Note plus accrued and unpaid interest to the date thereof totaling Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents (US$56,712.33) for a total amount of One Million Five Hundred Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents (US$1,556,712.33). All obligations under the Second Note have been extinguished, and replaced with Debenture 2.

Interest shall accrue on the outstanding principal balance of Debenture 2 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 2 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 2) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 2 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company shall not effect any conversions of Debenture 2 and the holder shall not have the right to convert any portion of Debenture 2 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 2 is secured by the Security Documents.

On the Restructuring Date, the Company issued a third secured convertible debenture (“Debenture 3”) to Cornell in exchange for the surrendering by Cornell of that certain promissory note, dated on or about September 15, 2006 (the “Third Note”), originally issued by Mayflower to Cornell in the original principal amount of One Million Eight Hundred Fifty Thousand Dollars (US$1,850,000). The Company, Mayflower and Cornell entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to the Company, and the Company assumed from Mayflower, the liabilities under the Third Note to be bound by the terms thereunder. Debenture 3 was issued to consolidate the Third Note plus accrued and unpaid interest to the date thereof totaling Two-Hundred Sixty Thousand Nine Hundred and Twentry-Six Dollars and Three Cents (US$260,926.03) for a total amount of Two Million One Hundred and Ten Thousand Nine Hundred and Twenty-Six Dollars and Three Cents (US$2,110,926.03). All obligations under the Third Note have been extinguished, and replaced with Debenture 3.

NOTE 7 SUBSEQUENT EVENTS (continued)

Interest shall accrue on the outstanding principal balance of Debenture 3 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 3 shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 3) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 3 to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company shall not effect any conversions of Debenture 3 and the holder shall not have the right to convert any portion of Debenture 3 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. Debenture 3 is secured by the Security Documents.

Securities Purchase Agreement

On March 19, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell whereby the Company sold to Cornell, and Cornell purchased from the Company, Eight Hundred Thousand Dollars (US$800,000) of the Company’s secured convertible debentures (the “March Debentures”) for a total purchase price of Eight Hundred Thousand Dollars (US$800,000). In connection with the Purchase Agreement, the Company paid, directly out of the proceeds of this funding, a fee equal to ten percent (10%) of the purchase price, a structuring fee equal to Twelve Thousand Five Hundred Dollars ($12,500) and a due diligence fee equal to Three Thousand Dollars ($3,000) to Yorkville Advisors, LLC.

Interest shall accrue on the outstanding principal balance of the March Debentures at an annual rate equal to twelve percent (12%) through March 19, 2008. The March Debentures shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in the March Debentures) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of the March Debentures to be converted by (y) the lesser of (a) $0.102 or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. The Company shall not effect any conversions of the March Debentures and the holder shall not have the right to convert any portion of the March Debentures or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

The March Debentures are secured by (i) the Company Security Agreement, (ii) the Company UCC and (ii) those shares of Common Stock pledged pursuant to that certain pledge and escrow agreement (the “Pledge Agreement”), of even date with the Purchase Agreement, by and among Mr. Chuen Kin Quek, the Company, Cornell and David Gonzalez, Esq, as escrow agent.

In connection with the Purchase Agreement, the Company and Cornell entered into that certain investor registration rights agreement, of even date with the Purchase Agreement, pursuant to which the Company provided certain registration rights to Cornell under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute and applicable state securities laws.

Report of Independent Registered Public Accounting Firm

Board of Directors
Beijing Sino-US Jinche Yingang Auto
Technological Services Limited
Beijing, China

We have audited the accompanying balance sheet of Beijing Sino-US Jinche Yingang Auto Technological Services Limited as of December 31, 2006 and the related combined statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has negative cash flows from operations and net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the 2005 financial statements have been restated to correct a misstatement related to the revenue recognition.

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
May 1, 2007

Beijing Sino-US Jinche Yingang Auto Technological Services Limited Balance Sheet As of December 31, 2006

ASSETS
Current assets:
Cash	$23,497
Accounts receivable, including unbilled amount of $105,814
net of allowance for doubtful accounts of $47,680	188,904
Inventories, net of reserve for obsolescence of $191,144	897,388
Prepaid expenses	658,465
Other current assets	45,978
Total current assets	1,814,232

Property, equipment and improvements, net of
accumulated depreciation and amortization	1,674,148

Deposits	928,651
$4,417,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,185,122
Accrued expenses	1,613,343
Note payable to stockholder	1,021,241
Loans payable to employees	543,112
Loans payable to stockholders	334,394
Income tax payable	416,782
Other current liabilities	171,163
Total current liabilities	6,285,157

Stockholders’ equity (deficit):
Contributed capital	2,258,706
Accumulated foreign currency translation adjustments	(20,640)
Accumulated deficit	(4,106,192)
Total stockholders’ deficit	(1,868,126)
$4,417,031

The accompanying notes form an integral part of these financial statements

Beijing Sino-US Jinche Yingang Auto Technological Services Limited Combined Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2006	As Restated Year Ended December 31, 2005

Net revenues	$2,753,074	$1,466,107
Cost of revenues	2,970,320	710,285
Gross profit (loss)	(217,246)	755,822
Operating expenses:
Selling	1,420,702	185,686
General and administrative	1,672,772	923,910
Merger cost	-	379,293
Loss from operations	(3,310,720)	(733,067)
Other income (expenses):
Interest income	633	627
Interest expense	(31,071)	-
Miscellaneous	45,429	8,327
Loss from continuing operations
Before income taxes	(3,295,729)	(724,113)
Income taxes	-	149,109
Loss from continuing operations	(3,295,729)	(873,222)
Discontinued operations

Loss from operations of discontinued wholesale business, net of tax	-	(17,344)
Loss from discontinued operations	-	(17,344)

Net loss	(3,295,729)	(890,566)

Other comprehensive income - foreign currency translation adjustments	(23,474)	2,834
Comprehensive loss	$(3,319,203)	$(887,732)

The accompanying notes form an integral part of these financial statements

Beijing Sino-US Jinche Yingang Auto Technological Services Limited Combined Statements of Stockholders’ Equity (Deficit) Years Ended December 31, 2006 and 2005

	Contributed Capital	Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2005, as restated	$483,092	-	$80,103	$563,195

Capital contributions	1,631,172	-	-	1,631,172

Foreign currency translation adjustments, as restated	-	2,834	-	2,834

Net loss, as restated	-	-	(890,566)	(890,566)
Balance at December 31, 2005, as restated	2,114,264	2,834	(810,463)	1,306,635

Capital contributions	144,442	-	-	144,442

Foreign currency translation adjustments	-	(23,474)	-	(23,474)

Net loss	-	-	(3,295,729)	(3,295,729)

Balance at December 31, 2006	$2,258,706	($20,640)	($4,106,192)	($1,868,126)

The accompanying notes form an integral part of these financial statements

Beijing Sino-US Jinche Yingang Technological Services Limited Combined Statements of Cash Flows Increase (Decrease) in Cash

	Year Ended December 31, 2006	As Restated Year Ended December 31, 2005
Cash flows used for operating activities:
Net loss	$(3,295,729)	$(890,566)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	185,349	47,172
Bad debt	(3,289)	48,610
Change of inventory reserve	187,067	-
Changes in assets and liabilities:
Accounts receivable	567,748	(293,654)
Inventories	(785,655)	(267,287)
Prepaid expenses	(32,716)	(528,362)
Due from employees	-	181,263
Other current assets	26,925	(69,237)
Deposits	22,841	(88,465)
Accounts payable	836,113	798,227
Accrued expenses	603,465	480,203
Income tax payable	(5,394)	149,109
Other current liabilities	112,704	28,896
Total adjustments	1,715,158	486,475
Net cash used for operating activities	(1,580,571)	(404,091)
Cash flows used for investing activities -
Purchases of property, equipment and improvements	(320,033)	(1,094,510)
Cash flows provided by financing activities -
Cash proceeds from capital contributions	144,442	1,631,172
Proceeds from loans payable to employees	418,709	46,810
Repayments of loans payable to employees	(15,460)	(146,520)
Proceeds from loans payable to stockholders	265,769	-
Repayments of loans payable to stockholders	(33,865)	(36,630)
Proceeds from issuance of note payable to stockholder	1,027,512	-
Repayments of note payable to stockholder	(6,271)	-
Net cash provided by financing activities	1,800,836	1,494,832
Effect of exchange rate changes on cash	(19,517)	(18,589)
Net decrease in cash and cash equivalents	(119,285)	(22,358)
Cash, beginning of the year	142,782	165,140
Cash, end of the year	$23,497	$142,782
Supplemental disclosure of cash flow information:
Income tax paid	$5,418	$-
Interest paid	$20,519	$-

The accompanying notes form an integral part of these financial statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization, Nature of Business and Basis of Presentation

Beijing Sino-US Jinche Yingang Auto Technological Services Limited (“the Company” or “Joint Venture” or “AutoMart”) was formed on August 5, 2005 as a cooperative joint venture organized under the laws of The People’s Republic of China (“China”), to engage in the business of automobile painting and repairs, sales of automobile parts, accessories and supplies and sales of automobile insurance in China. The parties to the joint venture are Beijing Jinche Yingang Automobile Services Center Co. Ltd. (“Jinche”), a corporation duly registered and existing under the laws of the People’s Republic of China, Mayflower Auto Group, LLC (“Mayflower”), an entity organized under the laws of the State of Delaware of the United States of America, and Chuen Kin Quek (“Quek”), an individual resident of the State of Massachusetts of the United States of America. Jinche had previously acquired all of the operating assets and business of Beijing Shang Fang Weiye Car Sale Co., Ltd. (“Shang Fang”), which was owned and managed by the same shareholders and management of Jinche. Both corporations were registered and existing under the laws of the People’s Republic of China. Jinche was formed on November 21, 2003 while ShangFang was formed on August 14, 2002. Subsequent to the formation of the Company, management duly registered, and began operating under, the trade name “AutoMart”.

The Company operates automobile repair centers in locations throughout Beijing, China. Operating activities at these centers include the painting and repairs of automobiles, sales of automobile parts, accessories and supplies, and the sales of automobile insurance. The Company grants credit to its customers, which are located throughout China, and the Company does not generally require collateral.

On January 12, 2006, the Company and the Joint Venture’s participants entered into a Securities Exchange Agreement with Deep Field Technologies, Inc. (“Deep Field”) whereby the Joint Venture’s participants will transfer 95% of their interest in the Company to Deep Field in exchange for an aggregate of 116,245,399 Class A Common Stock shares, or 85% of the outstanding shares of Deep Field, and 2,000,000 shares of the Deep Field’s Class B Common Stock.

On February 13, 2007 (the “Transaction Date”), Deep Field completed its acquisition of Beijing Sino-US Beijing Jinche Yingang Auto Technological Services, Ltd. (“AutoMart” and together with the Registrant, the “Company”), a cooperative joint venture organized under the laws of The People’s Republic of China. The Registrant, AutoMart and those certain joint venture participants named therein (the “JV Participants”) executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to the Registrant, and the Registrant agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with; a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of the Registrant’s Class A common stock, no par value per share (the “Common Stock”), (b) Two Million (2,000,000) shares of the Registrant’s Class B common stock, par value $0.01 per share (the “Class B Common”) and (c) the assumption by the Registrant of all obligations of Mayflower Auto Group, LLC (“Mayflower”) with respect to the issuance by Cornell Capital Partners, LP (“Cornell”) to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the “Mayflower Notes”). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of the Registrant. Such Notice was mailed to Registrant’s stockholders on February 8, 2007 and the securities shall be exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse acquisition which AutoMart is considered the acquirer (hereinafter referred to as the “Merger”).

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The accompanying financial statements are presented on a combined basis, as if the operations of the entities had been combined to form the Joint Venture as of January 1, 2005, the beginning of the reporting period. These entities have been combined due to their ultimate combined operations through the effectiveness of the Joint Venture Agreement on August 5, 2005, and their common management reporting structure. The statements of operations and comprehensive loss include the operating results of Jinche and ShangFang up to the date of forming the Joint Venture, August 4, 2005, and the operating results of the Company from August 5, 2005 to December 31, 2005 and the year ended December 31, 2006. All significant intercompany transactions and accounts are eliminated.

Going Concern

The accompanying combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company had a net loss of $3,295,729 and $890,566 for the years ended December 31, 2006 and 2005, respectively, negative cash flows from operations of $1,580,571 and $404,091 for the years ended December 31, 2006 and 2005, respectively, and an accumulated deficit of $4,106,192 and working capital deficit of $4,470,925 as of December 31, 2006. The Company has been relying on capital contributed by its stockholders and other debt financing to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

It is management’s intention to seek additional working capital from the registration of its common shares and distribution through private placements within the first half of 2007. The amount of such offerings will be determined by the expected amount of internally generated cash flows, and is expected to be sufficient to meet the Company’s working capital requirements for the next twelve months. The Company is also implementing a plan to reduce its operating costs and accelerate its time to collect its accounts receivable, which is expected to increase its net cash inflows in the next twelve months.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Revenue Recognition

Revenues are recognized upon the following conditions of sales, as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, are satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred, upon delivery when title passes, or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Revenues on automobile repair services for non-insurance claims are recognized upon the completion of the repair services.

Revenues on automobile repair services for insurance claims are recognized upon the cash collections for the claims.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company provides extended payment terms on repair services for insurance claims. The prices on these repair services are considered fixed or determinable if the Company has a standard business practice of providing extended payment terms and have a history of successfully collecting under the original payment terms without making concessions. If repair prices are not considered fixed or determinable on the transaction dates, revenues for the repair services should not be recognized until the repair prices become fixed and determinable which is when AutoMart collects from the insurance companies. Due to its limited operating history, the Company was unable to demonstrate successful full collections of its repair services for insurance claims.

In accordance with to SAB 104, the repair price is not considered fixed and determinable if extended payment terms are granted and the Company cannot reasonably estimate the adjustment or concession amounts on the dates of the transactions. The Company recorded the repair revenues on the dates of the cash collections during the years ended December 31, 2006 and 2005. As of December 31, 2006, the Company had approximately $3,376,000 representing repair services being completed but the repair prices have not yet been fixed and determinable. Accordingly, such amounts have not yet been recognized as revenues.

Sales of auto repair parts and accessories are recognized upon the delivery of the products to the customers.

Commission revenues on automobile insurances are recognized when the insurance policies are executed and become effective. The Company has contracts with the insurance companies to specify the fixed commission rates. The Company bears the risk of the loss of the commission income if the customers cancel the insurance policies prior to commission income being received. Based on the historical information since the inception of its operations, the Company has not experienced any material cancellations of policies from its customers or loss of commission income.

Under SAB 104, question 2 and related answers, the Company has met all the criteria to earn its commissions upon the executions of insurance policies and such policies being accepted by the insurance companies. Accordingly, the Company did not record any allowance for loss of commission.

Cost of Revenues

Cost of revenues includes repair parts and tools, direct labor and overhead cost for the repair serviced performed during the years ended December 31, 2006 and 2005. The Company did not capitalize any repair costs related to the repair services completed, but not yet collected at December 31, 2006 as the related repair revenues were not assured and realization of such repair prices are uncertain,. Accordingly the realization of such repair costs are uncertain and therefore should not be capitalized.

Currency Reporting

Amounts reported in the accompanying combined financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Renminbi (“RMB”). Foreign currency transactions (outside PRC) during the years ended December 31, 2006, and 2005 are translated into RMB according to the prevailing exchange rate at the transaction dates.

For the purpose of preparing the financial statements, the assets and liabilities of the Company have been translated into U.S. dollars at the current rate as of December 31, 2006, the contributed capital has been translated into the U.S. dollars at the historical rates and the combined statements of operations loss have been translated into U.S. dollars at the weighted average rates during the years the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the combined statements of operations and comprehensive income and as a separate component of statements of stockholders’ equity.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

For purposes of the combined statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2006.

Comprehensive Income

Statement on Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2006 and 2005, other comprehensive income includes foreign currency translation adjustments.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, inventories, note payable to stockholder, accounts payable, accrued expenses, loans payable to employees, loans payable to stockholders, and income tax payable at December 31, 2006 approximate fair value.

Accounts Receivable

Accounts receivable consist of amounts due from customers, principally insurance companies, resulting from the commission income on executed insurance policies, including amounts billed and to be billed (unbilled). Unbilled accounts receivable amounted to $105,814 as of December 31, 2006.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $47,680 as of December 31, 2006.

Prepaid Expenses

Prepaid expense consists primarily of prepaid rent expense of repair facilities and corporate office for the year of 2007.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentration of Credit Risk:

The Company’s revenues are concentrated in the automobile industry which is highly competitive. Significant customer preference changes in the industry or customer requirements, could adversely affect the Company’s operating results.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The credit risk in the Company’s accounts receivable is mitigated by the fact that the Company performs ongoing credit evaluations of its customers’ financial condition and that accounts receivable are primarily derived from large credit-worthy companies throughout the PRC. Historically, the Company has not experienced significant losses related to trade receivables. Generally, no collateral is required.

Major Suppliers

During the year ended December 31, 2006, the Company purchases 38% of its products from two suppliers. There was no major supplier for the year ended December 31, 2005. Accounts payable from these two suppliers totaled $836,340 which represented 38% of the total accounts payable as of December 31, 2006.

Inventories

Inventories consist of merchandise purchased for resale, both directly to customers and indirectly through inclusion in automobile repair services, and are stated at the lower of cost (first-in, first-out) or market. Inventory reserve is based on the valuation of specific items based on estimates of their marketability. Reserve for obsolescence was $191,044 as of December 31, 2006.

Property, Equipment and Improvements

Property, equipment and improvements are valued at cost. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of respective assets.

The estimated service lives of property, equipment, and improvements are as follows:

Office equipment	5 years
Repair equipment	10 years
Leasehold improvements	10 years

Deposits

Deposits consist of amounts paid to insurance companies pursuant to operating agreements requiring such deposits for the right to write automotive insurance policies and process claims for automobile repairs against such policies. Deposits also include rental deposits paid to landlords related to the leased real estate properties.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet dates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2006.

Advertising

The Company expenses advertising costs when incurred. The Company incurred $30,121 and $82,642 of advertising expense for the years ended December 31, 2006 and 2005, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates in the PRC expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years.

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in two business segments including auto repairs and sale of auto repair parts and accessories, and auto insurance agent. All of the Company’s sales are generated in China and substantially all of the Company’s assets are located in China.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity’s fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact of this new pronouncement to our financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of this new pronouncement to our financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 will have a material impact on our financial position or results of operations, as we do not currently have any defined benefit pension or other post-retirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality , should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

NOTE 2 PROPERTY, EQUIPMENT, AND IMPROVEMENTS:

A summary as of December 31, 2006 is as follows:

Office equipment	$206,298
Repair equipment	267,684
Leasehold improvements	1,462,571

1,936,553
Less accumulated depreciation and amortization	(262,405)

$1,674,148

Depreciation and amortization expense for property, equipment, and improvements amounted to $185,349 and $47,172, for the years ended December 31, 2006 and 2005, respectively.

NOTE 3 NOTE PAYABLE TO STOCKHOLDER:

On October 1, 2006, the Company entered into an unsecured promissory note agreement with the stockholder, Mayflower Auto Group, LLC, with a note amount of $1,027,512. Outstanding balance of this note amounted to $1,021,241 as of December 31, 2006. The note bears interest at a rate of 12% per annum. The note is repayable in 48 monthly payments of principal and interest starting from November 1, 2006. The entire unpaid balance of this note, with accrued interest thereon shall become immediately due and payable upon the receipt of any funds in the form of equity or unsecured debt in the amount of at least $2,000,000 from any source. The Company incurred interest expense of $31,071 and paid $20,519 for the year ended December 31, 2006. Upon the effective date of the merger with Deep Field Technologies, Inc. on February 13, 2007, the outstanding balance of this note will become part of the convertible notes payable of $3,350,000 to Cornell Capital Partners, LP assumed by the Company. Since this note was being restructured in February 2007, accordingly, the note payable of $1,027,512 was classified as current liabilities in the accompanying financial statements.

NOTE 4: ACCRUED EXPENSES:

Accrued expenses as of December 31, 2006 consist of the following:

Accrued payroll	$124,359
Accrued value added tax	709,690
Accrued leasehold improvements and fixed assets	302,900
Accrued rent	76,116
Accrued custom on imported inventories	66,269
Other	334,009

$1,613,343

NOTE 5 LOANS PAYABLE TO EMPLOYEES:

The Company’s employees made non-interest bearing advances to the Company since the inception of its operations. The Company advanced $ 418,709 and $46,810 from the employees and repaid $15,460 and $146,520 during the years ended December 31, 2006 and 2005, respectively. Loans payable to employees totaled $543,112 as of December 31, 2006.

NOTE 6 LOANS PAYABLE TO STOCKHOLDERS:

The Company’s stockholders made non-interest bearing advances to the Company since the inception of its operations. The Company advanced $ 265,769 and $0 from the stockholders and repaid $33,865 and $36,630 during the years ended December 31, 2006 and 2005, respectively. Loans payable to stockholders totaled $334,394 as of December 31, 2006.

NOTE 7 INCOME TAXES:

The income tax provision amounted to $0 and $149,109, respectively, for the years ended December 31, 2006 and 2005 (an effective rate of 0% for 2006 and -33% for 2005. A reconciliation of the provision for income taxes with amounts determined by applying the statutory China federal income tax rate to income before income taxes is as follows:

	2006	2005

Computed tax at PRC federal statutory rate of 33%	$(1,087,591)	$(244,681)
Non-deductible entertainment expenses	69,949	20,387
Non-deductible salary expenses	6,349	23,462
Non-taxable income - reversal of prior year’s welfare payable	(19,885)	-
Loss on operating loss carryforward of Shangfang and Jinche due to cease of the entities	47,515	-
Change in valuation allowance	983,663	349,941

	$-	$149,109

The components of provision for the income taxes are as follows:

	2006	2005
Current	$-	$149,109
Deferred	-	-
	$-	$149,109

NOTE 7 INCOME TAXES: (continued)

The Company discovered errors in its income tax computations and filings for 2005 and 2004. The Company consulted a certified tax advisor to review their revised computations, and assist in communicating the revised computations to the tax authorities. The tax advisor has advised the Company to pay all of the additional taxes related to 2005 and 2004 tax years on or before March 31, 2006, the reporting date for the Company’s tax filings for 2005, to avoid any interest and penalties. In June 2006, the Company entered into a discussion with the tax authorities to exempt the outstanding income tax and value added tax payable. As of April 7, 2007, the Company was still in negotiation with the tax authorities about the amounts to be exempted. The management expects the tax amounts to be remitted, if any, be lower than the income tax and value added tax payable amounts reported in the accompanying balance sheet. In addition, the management does not expect any interest and penalties will be imposed on these unpaid taxes. However, there can be no assurance that this action by the Company will ultimately avoid interest and penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 are as follows:

Deferred tax assets:
Allowance for doubtful accounts		$15,734
Inventory reserve		63,077
Difference on revenue recognition principles between PRC GAAP and U.S. GAAP		1,114,048
Operating loss carryforwards		372,189
Total deferred tax assets		$1,565,048

Deferred tax liabilities		-
Net deferred tax assets before valuation allowance:		$1,565,048
Valuation allowance		(1,565,048)

	$	-.

At December 31, 2006, the Company had operating loss carryforward of approximately 1,092,000 which, if unused, begins to expire after the year of 2010.

NOTE 8 SEGMENT REPORTING:

The Company is structured as two distinct business units: Auto repair service and repair part sales, and auto insurance agent. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Management uses the Company’s internal statements of operations to evaluate each business unit’s performance.

Summarized operational results for the two segments for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Net revenues:
Auto repair service	$2,484,416	$1,046,985
Commissions on auto insurance sales	268,658	419,122
Total revenues reported from continued operations	2,753,074	1,466,107
Discontinued auto repair parts sales	-	7,261,961
	$2,753,074	$8,728,068
Net loss:

Auto repair service	$(3,220,732)	$(612,419)
Commissions on auto insurance sales	(74,997)	118,490
Discontinued auto repair parts sales	-	(17,344)
Merger cost	-	(379,293)

	$(3,295,729)	$(890,566)

Identifiable assets:	As of December 31, 2006

Auto repair service and repair part sales	$3,192,334
Auto insurance agent	1,224,697

$4,417,031

NOTE 9 COMMITMENTS:

The Company leases certain facilities under various long-term noncancellable and month-to-month leases. These leases are accounted for as operating leases with expiration dates range from September 18, 2007 to December 14, 2023. Rent expense amounted to $1,182,816 and $345,050 for the years ended 2006 and 2005, respectively.

A summary of the future minimum annual rental commitments under the operating leases is as follows:

Year ending December 31,
2007	$1,207,386
2008	1,112,896
2009	1,116,499
2010	1,080,334
2011	896,833
Thereafter	4,772,763

Total minimum lease payments	$10,186,711

NOTE 10 DISCONTINUED OPERATIONS:

In January 2006, the Company’s management made the determination to discontinue the wholesale business of the auto repair parts. There were no identifiable assets exclusively used for the wholesale business. Therefore there were no assets being classified as held for disposal and accordingly, no gain or loss on disposal of discontinued operations was reported in the accompanying financial statements. The operating loss from the discontinued wholesale business amounted to $0 and $17,344, net of taxes for the year ended December 31, 2006 and 2005, respectively.

NOTE 11 SUBSEQUENT EVENTS:

On January 29, 2007, AutoMart issued a promissory note to Mr. Scott D. Cray in the principal amount of $135,000 (the “Cray Note”). Mr. Cray is the Managing Member of Mayflower, a Director of AutoMart and post- Merger Director of Deep Field. The Cray Note bears interest at a rate of twelve percent (12%) per annum, matures on January 28, 2008 and is secured by all of the assets of AutoMart and in the stock and assets of each of AutoMart’s subsidiaries. Pursuant to the Cray Note, upon the closing the Exchange Agreement, the principals of AutoMart will issue to Mr. Cray warrants to purchase 85,000 shares of Common Stock at a price of $0.19 per share, which was the closing bid price on the date of the Cray Note. The warrants have a three-year maturity and a cashless exercise provision.

On February 13, 2007, Deep Field, the Company, and those certain Joint Venture’s participants named therein (the “JV Participants”) executed the Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to , and the Deep Field agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of the Company and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with a liquidation, sale or other transfer, in whole, of the Company) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of the Deep Field’s Class A common stock, no par value per share (the “Common Stock”), (b) Two Million (2,000,000) shares of the Deep Field’s Class B common stock, par value $0.01 per share (the “Class B Common”) and (c) the assumption by the Deep Field of all obligations of Mayflower with respect to the issuance by Cornell Capital Partners, LP (“Cornell”) to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of the Company’s capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of the Deep Field. Such Notice was mailed to Deep Field’s stockholders on February 8, 2007 and the securities shall be exchanged on February 28, 2007.

NOTE 12 RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Based on the Company’s review of its revenue recognition policies and discussions with its independent registered public accounting firm as part of the 2006 audit, the Company determined that in its previous application of these policies, the Company misinterpreted the revenue recognition criteria in order to record the repair revenues. Due to the limited collection history and the extended payment terms granted to the insurance companies, the Company cannot reasonably estimate the adjustments or concession amounts of the repair claims with the insurance companies. In accordance with to SAB 104, the repair price is not considered fixed and determinable if extended payment terms are granted and the Company cannot reasonably estimate the adjustment or concession amounts on the dates of the transactions. See Note 1 for revised Revenue Recognition policy. As of December 31, 2006, the Company had approximately $3,376,000 representing repair services being completed but the repair prices have not yet been fixed and determinable. Accordingly, such amounts have not yet been recognized as revenues.

The restatements affect the audited balance sheet as of December 31, 2005, audited statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, and the interim reviewed balance sheet as of September 30, 2006, and the interim reviewed statements of operations and cash flows for the nine months ended September 30, 2006 and 2005, which were included in the Form 8K filed by Deep Field on February 13, 2007.

The following tables present the impact of this Restatement on Automart’s previously issued statements of operations and cash flows for the year ended December 31, 2005 which are included in the accompanying financial statements. All other restated financial statements for the periods which were originally included in the Form 8K filed on February 13, 2007 will be included in the Form 8K/A to be filed. The effects of the restatements on the statements of the operations and cash flows are shown below. Effects of the discontinued operations were separately reported below to reconcile the amounts reported in the 2005 statement of operations included in the Form 8K to the amounts reported in the accompanying statements of operations.

NOTE 12 RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (Continued)

Statement of Operations
Year Ended December 31, 2005

	As Previously		Discontinued
	Reported	As Restated	Operations	As Restated
Net revenues	$9,298,885	$8,728,068	$(7,261,961)	$1,466,107

Cost of revenues	7,886,469	7,886,469	(7,176,184)	710,285

Gross profit	1,412,416	841,599	(85,777)	755,822

Operating expenses:
Selling	238,730	238,730	(53,044)	185,686
General and administrative	994,223	973,987	(50,077)	923,910
Merger cost	379,293	379,293	-	379,293

(Loss) income from operations	(199,830)	(750,411)	17,344	(733,067)

Other income (expenses):
Interest income	627	627	-	627
Miscellaneous	8,327	8,327	-	8,327

(Loss) income from continuing operations
before income taxes	(190,876)	(741,457)	17,344	(724,113)

Income taxes	149,109	149,109	-	149,109

(Loss) income from continuing operations	(339,985)	(890,566)	17,344	(873,222)

Discontinued operations
Loss from operations of discontinued
wholesale business, net of tax	-	-	(17,344)	(17,344)

Loss from discontinued operations	-	-	(17,344)	(17,344)

Net loss	(339,985)	(890,566)	-	(890,566)

Other comprehensive income - foreign currency
translation adjustments	18,924	2,834	-	2,834
Comprehensive (loss) income	$(321,061)	$(887,732)	$-	$(887,732)

NOTE 12 RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (Continued)

Statement of Cash Flows
Year Ended December 31, 2005

	As Previously
	Reported	As Restated

Cash flows (used for) provided by operating activities:
Net loss	$(339,985)	$(890,566)

Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
Depreciation	47,172	47,172
Bad debt	68,376	48,610

Changes in assets and liabilities:
Accounts receivable	(864,471)	(293,654)
Inventories	(267,287)	(267,287)
Prepaid expenses	(528,362)	(528,362)
Due to employees	(99,710)	-
Due from employees	181,263	181,263
Other current assets	(69,237)	(69,237)
Other assets	(88,465)	(88,465)
Accounts payable	798,227	798,227
Accrued expenses	480,203	480,203
Income tax payable	149,109	149,109
Due to stockholders	(36,630)	-
Other current liabilities	28,896	28,896

Total adjustments	(200,916)	486,475

Net cash used for operating activities	(540,901)	(404,091)

Cash flows used for investing activities -
purchases of property, equipment and improvements	(1,094,510)	(1,094,510)

Net cash used for investing activities	(1,094,510)	(1,094,510)

Cash flows provided by financing activities -
Cash proceeds from capital contributions	1,631,172	1,631,172
Proceeds from loans payable to employees	-	46,810
Repayments of loans payable to employees	-	(146,520)
Repayments of loans payable to stockholders	-	(36,630)

Net cash provided by financing activities	1,631,172	1,494,832

Effect of exchange rate changes on cash	(18,119)	(18,589)

Net decrease in cash and cash equivalents	(22,358)	(22,358)
Cash and cash equivalents, beginning of year	165,140	165,140

Cash and cash equivalents, end of year	$142,782	$142,782

DEEP FIELD TECHNOLOGIES, INC.
Unaudited Pro Forma Condensed Combined Financial Statements

On February 13, 2007, the Registrant completed its acquisition of AutoMart, a cooperative joint venture organized under the laws of The People’s Republic of China (the “Joint Venture”), and the joint venture participants named therein, in exchange for (a) 83,081,635 shares of Class A Common, (b) 2,000,000 shares of Class B Common Stock (together representing over 90% of the issued and outstanding voting capital stock of the Registrant) and (c) the assumption by the Registrant of all obligations of Mayflower Auto Group LLC (“Mayflower”) with respect to the issuance by Cornell Capital Partners, LP to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) pending the satisfaction of certain notice requirements under applicable New Jersey corporate law, which such notice requirements were satisfied on February 28, 2007. The acquisition will be accounted for as a reverse-acquisition and will be treated as a recapitalization. The unaudited pro forma combined condensed balance sheet as of December 31, 2006 and statement of operations for the year ended December 31, 2006 are based on the historical financial statements of the Registrant and the Joint Venture appearing elsewhere in this report and has been prepared to reflect the Registrant’s acquisition of the Joint Venture. These pro forma unaudited combined financial statements should be read in conjunction with the Registrant’s historical financial statements and notes thereto and the financial statements of the Joint Venture included elsewhere in this report.

Deep Field Technologies, Inc.
Unaudited Proforma Combined Balance Sheet
As of December 31, 2006
(In Thousands, Except for Par and Share Data)

			Proforma		Adjusted
	Deep Field	AutoMart	Adjustments		Proforma

Assets
Current assets
Cash	6	24	(6	)(1)	24

Accounts receivable, net	-	189	-		189
Inventory	-	897	-		897
Prepaid expenses	3	658	(3	)(1)	658
Other current assets	-	46	-		46
Total current assets	9	1,814		(9)	1,814

Property, equipment and improvements, net	-	1,674	-		1,674
Deposits	-	929	-		929

Total assets	9	4,417		(9)	4,417

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	289	2,185	(6	)(1)	2,468
Accrued expenses	156	1,613	(3	)(1)	1,856
			90	(6)
Due to related parties	327		(327	)(2)	-
Notes payable to stockholders	163	1,021	(1,184	)(2)	-
Loans from employees	-	543	-		543
Loans from stockholders		334			334
Income tax payable	-	417			417
Notes payable	500	-	3,350	(6)	1,418
			(2,432	)(7)
Other current liabilities	-	172			172
Total current liabilities	1,435	6,285	(512)		7,208

Minority Interest in Sino-US	-	-	68	(4)	68

Stockholders equity (deficit)
Preferred stock, $1.00 par value, authorized 1,000,000 shares, no shares issued and outstanding	-	-	-		-

Common stock
Class A - no par value, authorized 10,000,000,000 shares	388	-	2,800	(2)	1,170
			(1,814	)(3)
			(113	)(4)
			(3,350	)(6)
			2,239	(5)
			1,020	(2)
Class B - $0.01 par value, authorized 50,000,000 shares	-	-	20	(5)	20
Class C - $0.01 par value, authorized 20,000,000 shares	-	-	-		-
-
Additional paid in capital	-	2,259	(2,259	)(5)	2,432
			2,432	(7)

Accumulated foreign currency translation adjustments	-	(21)	1	(4)	(20)

Retained earnings (accumulate deficit)	(1,814)	(4,106)	1,814	(3)	(6,461)
			(2,309	)(2)
			(90	)(6)
			44	(4)

	9	4,417		(9)	4,417

Notes

(1) Cash and prepaid expenses to be utilized in operations or for costs associated with the exchange transaction.

(2)
Issuance of 10,000,000 shares to Mr. Mchoney and Meller to pay off certain payables to these stockholders and the excess of the fair value of the shares over the payables was considered as compensation to them Adjustments related to issuance of shares to Deep Field's stockholders:

Shares	Price	Total
10,000,000	0.28	2,800,000
		(174,418)	Meller
		(153,473)	Mahoney
		(162,700)	Mahoney
2,309,409

(3)	Reflects the assumption of the accumulated deficit of Deep Field in connection with the exchange transaction.

(4)	Adjustment for 5% minority interest in AutoMart retained by Jinche.

(5)
Issuance of Class A and Class B common shares in relations to the acquisition and all the additional paid in capital was transferred to Class A common shares since Class A common shares have no par value.

(6)	12% Notes payable to Cornell Capital Partners, LP assumed from Mayflower Auto Group, LLC.

(7)	Discount to notes payable to Cornell Capital due to valuation of warrants issued concurrently. Fair value of the warrants was computed using Black-Scholes model.

Deep Field Technologies, Inc.	Deep Field Technologies, Inc	AutoMart			Combined
Unaudited Proforma Combined Statement of Operations
Year Ended December 31, 2006	For Year Ended December 31,	For Year Ended December 31,	Adjustments		For Year Ended December 31,

	2006	2006			2006
REVENUES, NET	-	2,753,074	-		2,753,074

COST OF SALES	-	2,970,320	-		2,970,320

GROSS PROFIT	-	(217,246)	-		(217,246)

Operating Expenses:
Selling		1,420,702	-		1,420,702
General & Administrative	701,619	1,672,772	-		2,374,391
Merger Costs		-	2,354,322	(1)	2,354,322

LOSS FROM OPERATIONS	(701,619)	(3,310,720)	(2,354,322)		(6,366,661)

OTHER INCOME (EXPENSE)
Miscellaneous	404	45,429	-		45,833
Interest income	-	633	-		633
Interest expense	(85,457)	(31,071)	(267,000)	(2)	(1,619,622)
			(1,236,094	) (4)
Total other income (expense)	(85,053)	14,991	(1,503,094)		(1,573,156)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(786,672)	(3,295,729)	(3,857,416)		(7,939,817)

PROVISION FOR INCOME TAXES	-		-		-

NET LOSS	(786,672)	(3,295,729)	(3,857,416)		(7,939,817)

Other Comprehensive Income - Foreign currency translation adjustments	-	(23,474)	-		(23,474)

Comprehensive loss	(786,672)	(3,319,203)	(3,857,416)		(7,963,291)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)				$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	20,316,724		343,081,635	(3)	363,398,359
Notes

(1)
Termination of Agreement (Mahoney & Meller and related entities) 10,000,000 (class A shares) @ $.28 per share =$2.8million - $445,678 of forgiveness of payable = $2,354,322 of excess of fair value over payables (Table 1.1)

The 10,000,000 shares include the following:

5 Million of Common Stock, Class A to Mr. Mahoney and related entity

5 Million of Common Stock, Class A to Mr. Meller and related entity

	Table 1.1
	Shares	Price	Total
	10,000,000	0.28	2,800,000	(Fair value of the Shares on the
				Date of the Reverse-Merger)
			(152,488)	Meller
			(103,190)	Mahoney
			(190,000)	Mahoney
Excess of Fair Value Over Payable			2,354,322

(2)	Interest on 12% promissory notes of $3,350,000 assumed from Mayflower Auto Group, for the year ended December 31, 2006

$1,850,000	12 months	$222,000
$1,500,000	3 months	$45,000
		$267,000

(3)	Issuance of Common Stock Class A related to the merger	83,081,635
	Common Stock Class A equivalent for Class B shares issued related to the merger (Table 1.2)	250,000,000
	Issuance of 10,000,000 shares of Common Stock Class A to Mr. Mahoney and Meller	10,000,000
		343,081,635

Table 1.2
Shares	Conversion	Total of Class A Equivalent
2,000,000	0.008	250,000,000

(4)	Amortization on discount related to relative fair value of warrants issued in relations with promissory notes.

DEEP FIELD TECHNOLOGIES, INC.
NOTES TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)

BASIS OF PRESENTATION

The unaudited pro forma condensed combined balance sheet is presented to give effect to the acquisition as if it occurred on December 31, 2006 and combines the balance sheets of Deep Field and Automart as of that date. The unaudited proforma condensed combined statement of operations for the year ended December 31, 2006 record the acquisition transaction as if the acquisition had taken place on January 1, 2006. The pro forma information does not purport to be indicative of the results that would have been reported if the above transactions had been in effect for the periods presented or which may result in the future.

SUMMARY OF TRANSACTION

On February 13, 2007 (the “Transaction Date”), Deep Field Technologies, Inc. (the “Registrant”) completed its acquisition of Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. (“AutoMart” and together with the Registrant, the “Company”), a cooperative joint venture organized under the laws of The People’s Republic of China. The Registrant, AutoMart and those certain joint venture participants named therein (the “JV Participants”) executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to the Registrant, and the Registrant agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with ;a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of the Registrant’s Class A common stock, no par value per share (the “Common Stock”), (b) Two Million (2,000,000) shares of the Registrant’s Class B common stock, par value $0.01 per share (the “Class B Common”) and (c) the assumption by the Registrant of all obligations of Mayflower Auto Group LLC (“Mayflower”) with respect to the issuance by Cornell Capital Partners, LP (“Cornell”) to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the “Mayflower Notes”). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of the Registrant. Such Notice was mailed to Registrant’s stockholders on February 8, 2007 and the securities shall be exchanged on February 28, 2007. For accounting purpose, the transaction is classified as a reverse acquisition which AutoMart is considered the acquirer (hereinafter referred to as the “Merger”) and is treated as a recapitalization.

PRO FORMA ADJUSTMENTS

Proforma adjustments on the balance sheet as of December 31, 2006 include the following:

1. Cash and prepaid expenses in the amount of $9,000 to be used to offset the accounts payable and accrued expenses.

2. Issuance of 10,000,000 shares of common stock Class A to Mr. Mchoney and Mr. Meller valued at $0.28 per share to pay off payables to Mr. Mchoney and Mr. Meller in the amount of $491,000. The excess of the fair value of the shares over the payable in the amount of $2,309,000 was expensed.

3. Accumulated deficit of Deep Field of $1,814,000 was adjusted to $0 as AutoMart’s accumulated deficit will become the Registrant’s accumulated deficit after the reverse-acquisition.

4. Minority interest of $73,000 was recorded as Deep Field owns 95% of AutoMart after the merger.

5. AutoMart’s contributed capital account of $2,259,000 was reclassified to common stock Class A and Class B as approximately 83 million shares of common stock Class A and 2 million shares of common stock Class B were issued by Deep Field in exchange of 95% of the ownership of AutoMart.

6. Deep Field assumed the outstanding notes payable to Cornell Capital in the amount of $3.35 million and the related interest payable of approximately $90,000 from Mayflower Auto Group, the shareholder of AutoMart.

7. Relative fair value of warrants attached to the notes payable to Cornell Capital in the amount of $3.35 million. The fair value of the warrants was computed using the Black-Scholes model.

Proforma adjustments on the statement of operations for the year ended December 31, 2006 including the following:

1. Issuance of 10,000,000 shares of common stock Class A to Mr. Mahoney and Mr. Meller valued at $0.28 per share to pay off payables of $491,000 payable to Mr. Mahoney and Mr. Meller. The excess of the fair value of the shares over the payable amount in the amount of $2,354,322 was expensed.

2. Interest expense on 12% promissory notes of $3,350,000 assumed from Mayflower Auto Group was $267,000 for the years ended December 31, 2006. The interest was computed based on the period these notes were outstanding.

3. Issuance of 83,081,635 shares of common stock Class A, issuance of 250,000,000 shares of common stock Class A equivalent (2,000,000 common stock Class B), and 10,000,000 shares of common stock Class A issued to Mr. Mchoney and Mr. Meller per the terms of the merger, totaling 343,081,635 shares. A holder of Class B Common has the right to convert each share of Class B Common into the number of shares of Common Stock determined by dividing the number of shares of Class B Common being converted by a twenty percent (20%) discount of the lowest price that the Registrant had over issued its Common Stock which was $0.01 per share.

4. Amortization of discount related to the fair value of warrants from the original dates of the notes with Mayflower Auto Group amounted to $1,236,094 for the year ended December 31, 2006. The fair value of the warrants was computed using the Black-Scholes model.

PRO FORMA NET LOSS PER SHARE

The pro forma basis and dilutive net loss per share are based on the weighted average number of shares of pro forma Deep Field’s common stock as if the shares issued to acquire AutoMart had taken place at the beginning of the reporting period. Dilutive shares are not included in the computation of pro forma dilutive net loss per share as their effect would be anti-dilutive.