Form 10QSB
period 2007-03-31
Deep Field Technologies, Inc.
filed 2007-06-14
CIK 1308026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-120506

DEEP FIELD TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-1862733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1428 S. Brandywine Circle
Fort Myers, Florida 33919
(Address of principal executive offices)

(239) 482-4700
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, no par value per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Number of shares of Class A Common Stock, no par value, outstanding as of June 8, 2007: 113,595,619. Number of shares of Class B Common Stock, par value $0.01 per share, outstanding as of June 8, 2007: 2,000,000. The aggregate market value of the voting stock held by non-affiliates as of June 8, , 2007 based upon the average bid and asked prices on that date was $10,223,606.

Transitional Small Business Disclosure Format (check one) YES ☐  NO ☒

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	PAGE(S)
Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three (3) months ended March 31, 2007 and 2006 (Unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2006 and the three (3) months ended March 31, 2007 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three (3) months ended March 31, 2007 and 2006 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6-19

Deep Field Technologies, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
As of March 31, 2007

Assets
Current assets:
Cash	$35,224
Accounts receivable, including unbilled amount of $241,027
net of allowance for doubtful accounts of $48,050	236,620
Inventories, net of reserve for obsolescence of $192,625	881,318
Prepaid expenses	488,557
Due from stockholder	278,257
Other current assets	50,608
Total current assets	1,970,584
Property, equipment and improvements, net of
accumulated depreciation and amortization	1,591,618
Deposits	913,722
$4,475,924
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,651,026
Accrued expenses	1,570,604
Loans payable to employees	314,048
Loans payable to stockholders	925,976
Convertible debentures payable, net of discount	4,547,587
Derivative financial instruments - embedded conversion feature	1,888,169
Derivative financial instruments - warrant liability	2,281,750
Income tax payable	420,013
Other current liabilities	184,127
Total current liabilities	14,783,300

Stockholders' Deficit:
Preferred stock, $1.00 par value; 1,000,000 shares authorized
none issued and outstanding	-
Common stock, Class A, no par value,
10,000,000,000 shares authorized, 113,595,619 shares
issued and outstanding	-
Common stock, Class B, $0.01 par value
50,000,000 shares authorized, 2,000,000 shares
issued and outstanding	20,000
Common stock, Class C, $0.01 par value,
20,000,000 shares authorized, none issued and outstanding	-
Accumulated foreign currency translation adjustments	(36,866)
Accumulated deficit	(10,290,510)
Total stockholders' deficit	(10,307,376)
$4,475,924

The accompanying notes form an integral part of these financial statements

Deep Field Technologies, Inc
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three (3) Months	Three (3) Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Net revenues	$595,270	$421,325
Cost of revenues	714,045	520,649
Gross loss	(118,775)	(99,324)
Operating expenses:
Selling	276,095	318,248
General and administrative	695,803	389,677

Loss from operations	(1,090,673)	(807,249)
Other income (expenses):
Interest income	-	251
Interest expense	(118,856)	-
Loss on disposal of fixed assets	(45,742)	-
Change in fair value of derivative financial instruments	8,712,524	-
Loss on extinguishment of debt	(12,354,544)	-
Miscellaneous	5,973	(8,792)

Loss before provision for income taxes	(4,891,318)	(815,790)
Income taxes	-	-
Net loss	(4,891,318)	(815,790)

Other comprehensive (loss) income - foreign currency
translation adjustments	(16,226)	2,702
Comprehensive loss	$(4,907,544)	$(813,088)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding -
basic and diluted	348,677,671	333,081,635

The accompanying notes form an integral part of these financial statements

Deep Field Technologies, Inc.
Condensed Consolidated Statements of Stockholders Equity (Deficit)
For the Year Ended December 31, 2006 and the Three (3) Months Ended March 31, 2007 (Unaudited)

	Preferred Stock		Common Stock A		Common Stock B		Common Stock C		Additional Paid in	Accumulated Foreign Currency Translation	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Adjustments	Deficit	(Deficit)

Balance at January 1, 2006, restated	-	-	77,772,719	501,665	1,872,200	18,722	-	-	1,593,877	2,834	(810,463)	1,306,635
Capital contribution	-	-	5,308,916	3,004	127,800	1,278	-	-	140,160	-	-	144,442
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(23,474)	-	(23,474)
Net loss for the year ended
December 31, 2006	-	-	-	-	-	-	-	-	-	-	(3,295,729)	(3,295,729)
Balance at December 31, 2006	-	-	83,081,635	504,669	2,000,000	20,000	-	-	1,734,037	(20,640)	(4,106,192)	(1,868,126)
Reverse merger of Beijing Sino - US
Jinche Yingang Technological
Services Limited (unaudited)	-	-	30,513,984	(504,669)	-	-	-	-	(1,734,037)	-	(1,293,000)	(3,531,706)
Foreign currency translation
adjustments (unaudited)	-	-	-	-	-	-	-	-	-	(16,226)	-	(16,226)
Net loss for the three months ended
March 31, 2007 (unaudited)	-	-	-	-	-	-	-	-	-	-	(4,891,318)	(4,891,318)
Balance at March 31, 2007 (unaudited)	-	-	113,595,619	-	2,000,000	20,000	-	-	-	(36,866)	(10,290,510)	(10,307,376)

The accompanying notes form an integral part of these financial statements

Deep Field Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
Increase (Decrease) in Cash

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006

Cash flows used for operating activities:
Net loss	$(4,891,318)	$(815,790)

Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	49,519	41,150
Loss on disposal of fixed assets	45,742	-
Change in fair value of derivative financial instruments	(8,712,524)	92,524
Loss on extinguishment of debt	12,354,544	-
Interest expenses - Amortization of discount	72,926	-
Amortization of financing cost	422	-

Changes in assets and liabilities:
Accounts receivable	(46,132)	206,803
Inventories	22,967	(203,416)
Prepaid expenses	174,561	58,164
Other current assets	(4,697)	(7,813)
Deposits	22,071	4,968
Accounts payable	(11,020)	329,629
Accrued expenses	73,544	32,993
Income tax payable	-	(2,438)
Other current liabilities	9,644	88,025
Total adjustments	4,051,567	640,589
Net cash used for operating activities	(839,751)	(175,201)

Cash flows used for investing activities -
Purchases of property, equipment and improvements	-	(141,419)
Cash advances to stockholder	(278,257)	-
Net cash used for investing activities	(278,257)	(141,419)

Cash flows provided by financing activities -
Cash proceeds from capital contributions	-	130,695
Proceeds from loans payable to employees	134,634	119,565
Proceeds from loans payable to stockholders	301,696	45,963
Repayments to loans payable to stockholders	(9,307)	-
Proceeds from issuance of convertible debt	702,500	-
Net cash provided by financing activities	1,129,523	296,223

Effect of exchange rate changes on cash	212	(817)
Net increase (decrease) in cash and cash equivalents	11,727	(21,214)
Cash, beginning of the period	23,497	142,782
Cash, end of the period	$35,224	$121,568

Supplemental disclosure of cash flow information:
Income tax paid	$-	$2,461
Interest paid	$29,590	$-

Supplemental disclosure of non-cash financing activities:
Conversion of outstanding balances of promissory notes
and interest payable to convertible debentures	$3,667,638	$-

The accompanying notes form an integral part of these financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Organization and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of Deep Field Technologies Inc. and its 95% owned subsidiary (“Deep Field” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared by referring to the instructions to Form 10QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Deep Field and Beijing Sino - US Jinche Yingang Auto Technological Services, Ltd. Included in the Company’s Form 10KSB for the fiscal year ended December 31, 2006. In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary for their presentation in conformity with the accounting principles generally accepted in the United States of America.. Interim results are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Organization

On February 13, 2007 (“Transaction Date”), Deep Field completed its acquisition of Beijing Sino-US Beijing Jinche Yingang Auto Technological Services, Ltd. (“AutoMart”), a cooperative joint venture organized under the laws of The People’s Republic of China (“PRC”). Deep Field, AutoMart and those certain joint venture participants named therein (the “JV Participants”) executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to Deep Field, and Deep Field agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with; a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of the Company’s Class A common stock, no par value per share (the “Common Stock”), (b) Two Million (2,000,000) shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common”) and (c) the assumption by the Company of all obligations of Mayflower Auto Group LLC (“Mayflower”) with respect to the issuance by Cornell Capital Partners, LP (“Cornell Capital”) to Mayflower of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the “Mayflower Notes”). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of the Company. Such Notice was mailed to Company’s stockholders on February 8, 2007 and the securities were exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse merger, which AutoMart is considered the acquirer (hereinafter referred to as the “Merger”).

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

Assignment Agreement

On the Transaction Date, Deep Field assumed all obligations of Mayflower with respect to the issuance by Cornell Capital to Mayflower of the Mayflower Notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). Pursuant to that certain Assignment Agreement, by and among Deep Field, Mayflower and Cornell Capital (the “Assignment Agreement”), upon the assumption by Deep Field of the Mayflower Notes, 23,800,000 shares of Common Stock and 600,000 shares of Class B Common were pledged, as well as all of Registrant’s assets, to secure the Mayflower Notes. Furthermore, Deep Field issued to Cornell Capital (a) a warrant to purchase 25,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five (5) years, (b) a warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years, (c) a warrant to purchase 7,500,000 shares of Common Stock at an exercise price of $0.20 per share for a period of five (5) years, (d) a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $0.25 per share for a period of five (5) years and (e) a warrant to purchase 5,833,333 shares of Common Stock at an exercise price of $0.30 per share for a period of five (5) years. These warrants were classified as warrant liabilities as of March 31, 2007. See Note (5) for further discussions.

Reverse Merger

Subsequent to this transaction, AutoMart became the 95% owned subsidiary of Deep Field and the JV Participants of AutoMart became the stockholders of Deep Field . For financial reporting purposes, the transaction is classified as a recapitalization of AutoMart and the historical financial statements of AutoMart are reported as Deep Field’s historical financial statements. All the transactions took place on February 13, 2007 and shares issued to former management and its related entities were considered part of the reverse merger transaction. No services were performed or expected to be performed in relations with the consulting agreements entered with the former management and major stockholders prior to the merger. The shares issued in such consulting agreements were in connections with the completion of the reverse merger. All the warrants issued per the Assignment Agreement were in connections with the convertible debentures executed on March 1, 2007, the date after the closing of the merger, and therefore was not considered part of the merger transaction.

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

The shares issued in relations with the Consulting Agreements and Termination & Settlement Agreements were considered part of the reverse merger transaction and part of the recapitalization.

Nature of Business

The Company operates automotive repair centers in locations throughout Beijing, China. Operating activities at these centers include the painting and repair of automobiles, sales of automotive parts, accessories and supplies, and the sales of automobile insurance. The Company grants credit to its customers, which are located throughout China, and the Company does not generally require collateral.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $4,891,318 and $815,790 and a negative cash flow from operations of $839,751 and $175,201 for the three months ended March 31, 2007 and 2006, respectively, and an accumulated deficit of $10,290,510 and working capital deficit of $12,812,716 as of March 31, 2007. The Company has been relying on loans borrowed from employees and stockholders and debt financing to meet its cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

It is management’s intention to seek additional working capital from the registration of its common shares and distribution through private placements during the remaining of 2007. The amount of such offerings will be determined by the expected amount of internally generated cash flows, and is expected to be sufficient to meet the Company’s working capital requirements for the next twelve months.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company provides extended payment terms on repair services for insurance claims. The prices on these repair services are considered fixed or determinable if the Company has a standard business practice of providing extended payment terms and have a history of successfully collecting under the original payment terms without making concessions. If repair prices are not considered fixed or determinable on the transaction dates, revenues for the repair services should not be recognized until the repair prices become fixed and determinable which is when the Company collects from the insurance companies. Due to its limited operating history, the Company was unable to demonstrate successful full collections of its repair services for insurance claims.

In accordance with to SAB 104, the repair price is not considered fixed and determinable if extended payment terms are granted and the Company cannot reasonably estimate the adjustment or concession amounts on the dates of the transactions. The Company recorded the repair revenues for insurance claims on the dates of the cash collections during the three months ended March 31, 2007 and 2006.

Sales of auto repair parts and accessories revenues are recognized upon the delivery of the products to the customers.

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

Cost of Revenues

Cost of revenues includes repair parts and tools, direct labor and overhead cost for the repair serviced performed during the three months ended March 31, 2007 and 2006. The Company did not capitalize any repair costs related to the repair services completed, but not yet collected at March 31, 2007 as the related repair revenues were not assured and realization of such repair prices are uncertain,. Accordingly the realization of such repair costs is uncertain and therefore should not be capitalized.

Currency Reporting

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company is reported in U.S. dollars while the Company’s 95% owned subsidiary, which accounted for most of the Company’s operations, is reported in Renminbi (“RMB”). Foreign currency transactions during the three months ended March 31, 2007, and 2006 are translated into RMB according to the prevailing exchange rate at the transaction dates.

For the purpose of preparing the condensed consolidated financial statements, the assets and liabilities of the Company’s foreign subsidiary have been translated into U.S. dollars at the current rate as of March 31, 2007 and the condensed consolidated statements of operations have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain (loss) adjustments are recorded as other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and as a separate component of condensed consolidated statements of stockholders’ equity (deficit). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The computation of diluted earnings (loss) per share (“EPS”) should not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share resulting from the Company’s net loss position.

Number of common stock equivalents is summarized as of March 31, 2007 and 2006:

	2007	2006

Convertible debentures	90,742,071	-
Warrants	54,418,333	-
	145,160,404	-

The computation of diluted loss per share did not assume any conversion, or exercise of these common stock equivalents as they will have an anti-dilutive effect on the loss per share.

The weighted average number of common shares includes both the Common Stock Class A and Common Stock Class B shares in the computation. A holder of Class B Common has the right to convert each share of Class B Common into the number of shares of Common Stock determined by dividing the number of shares of Class B Common being converted by a twenty percent (20%) discount of the lowest price that Deep Field had ever issued its Common Stock.

The weighted average common shares used in the computation of the basic and diluted EPS for the three months ended March 31, 2007 and 2006, respectively, are as follow:

	2007	2006

Basic and diluted EPS	348,677,671	333,081,635

Derivative Financial Instruments

The company utilizes convertible debentures financing indexed to the Company’s own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to SFAS 133 and EITF 00-19, the Company updates the fair value of these derivative components at each reporting period through a charge to income.

New Accounting Pronouncements

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

NOTE 2 PROPERTY, EQUIPMENT, AND IMPROVEMENTS

A summary as of March 31, 2007 is as follows:

Office equipment	$239,622
Repair equipment	236,804
Leasehold improvements	1,421,693

1,898,119
Less accumulated depreciation and amortization	(306,501)

$1,591,618

Depreciation and amortization expense for property, equipment, and improvements amounted to $49,519 and $41,150, for the three months ended March 31, 2007 and 2006, respectively.

NOTE 3 ACCRUED EXPENSES

Accrued expenses as of March 31, 2007 consist of the following:

Accrued payroll	$184,328
Value added tax payable	733,668
Accrued payable for leasehold improvements and fixed assets	262,028
Other accrued expenses	390,580

$1,570,604

NOTE 4 SEGMENT REPORTING

The Company is structured as two distinct business units: Auto repair service and auto insurance agent. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Management uses the Company's internal statements of operations to evaluate each business unit's performance.

Summarized operational results for the two segments for the three months ended March 31, 2007 and 2006 are presented below:

	2007	2006
Net revenues:

Auto repair service	$526,583	$390,377
Commissions on auto insurance sales	68,687	30,948

Total revenues	595,270	$421,325

	2007	2006
Net loss:

Auto repair service	$(653,240)	$(745,232)
Commissions on auto insurance sales	(20,910)	(70,558)
Corporate expenses	(4,217,168)	-

Loss from operations	$(4,891,318)	$(815,790)

As of March 31, 2007
Identifiable assets:

Auto repair service	$2,928,568
Auto insurance agent	1,264,458
Corporate	282,898

$4,475,924

NOTE 5 FINANCING

On March 1, 2007, the Company restructured its three outstanding promissory notes payable with Cornell Capital Partners LP, in an aggregate amount of $4,281,556 including outstanding principal amounts of $3,850,000 and accrued interest payable of $431,556 and entered into three convertible debentures as follows:

•	March 1, 2007 - $613,918 Secured Convertible Debenture (Convertible Debenture 1);

•	March 1, 2007- $1,556,712 Secured Convertible Debenture (Convertible Debenture 2); and

•	March 1, 2007 - $2,110,926 Secured Convertible Debenture (Convertible Debenture 3).

The Company issued a Secured Convertible Debenture, dated March 1, 2007, (“Convertible Debenture 1”), to Cornell Capital Partners LP, an accredited investor (the “Holder”). Pursuant to the Convertible Debenture I, the Company issued a 12% secured convertible debentures maturing one year from the date of issuance in the aggregate amount of $613,918, in exchange for the Company’s promissory note payable to the Holder dated February 28, 2005 (the “Note”) in the principal amount of $500,000, of which $200,000 had been funded on August 13, 2004 pursuant to a subsequently terminated Securities Purchase Agreement, dated August 13, 2004 (the “SPA”), $200,000 had been funded on November 17, 2004 pursuant to the SPA and $100,000 had been funded on February 28, 2005 pursuant to the Note, with accrued interest to the date of the exchange in the amount of $113,918.

The Company issued a Secured Convertible Debenture, dated March 1, 2007, (“Convertible Debenture 2”) to Cornell Capital Partners LP, an accredited investor. Pursuant to the Convertible Debenture II, the Company issued to a 12% secured convertible debentures maturing one year from the date of issuance in the aggregate amount of $1,556,712, in exchange for the Company’s promissory note to the Holder dated September 15, 2005 in the principal amount of $1,500,000, with accrued interest to the date of the exchange in the amount of $56,712. The promissory note was assigned to the Company from Mayflower Auto Group, LLC, a stockholder, on the Transaction Date in connection with the Exchange Agreement.

The Company issued a Secured Convertible Debenture, dated March 1, 2007, (“Convertible Debenture 3”) to Cornell Capital Partners LP, an accredited investor. Pursuant to the Convertible Debenture III, the Company issued a 12% secured convertible debentures maturing one year from the date of issuance in the aggregate amount of $2,110,926, in exchange for the Company’s promissory note to the Holder dated September 29, 2006 in the principal amount of $1,850,000, with accrued interest to the date of the exchange in the amount of $260,926. The promissory note was assigned to the Company from Mayflower Auto Group, LLC on the Transaction Date in connection with the Exchange Agreement.

At any time after the closing date, the Holder has the right to convert the convertible debenture into common stock of the Company at the lesser of (a) one hundred twenty percent (120%) of the Closing Bid price of the Common Stock, or (b) eighty percent (80%) of the lowest Closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The conversion was limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

The convertible debenture, at the option of the holder, affords the Holder anti-dilution protection should, at any time while the convertible debenture is outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible debenture, this could significantly dilute existing investors.

In connection with the issuance of these debentures, the Company also issued at no additional cost to the Holder, warrants to purchase shares of the Company's common stock. The debentures are secured by substantially all of the Company’s assets, and a pledge of 23,800,000 shares of Class A Common Stock and 600,000 shares of Class B Common Stock from shareholders of the Company.

Under the combined agreements for Convertible Debentures 1, 2 and 3, the Holder also received warrants to purchase an aggregate of up to 54,333,333 shares of common stock, exercisable in five separate tranches at prices of $0.10, $0.15, $0.20, $0.25 and $0.30 respectively per share, subject to adjustment, included under anti-dilution protection similar to that described above. The warrants have a five-year contractual life. The Company can force exercise of the warrants if the closing bid price of the Company’s stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. The warrants held by Cornell Capital contain a provision that, if at the time of exercise, the Company is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, the Company would not receive any cash proceeds upon the exercise of such warrants.

The convertible debentures contain consequences in case of default. Events of default, which would accelerate the repayment of all amounts due under the debenture and could subject the Company to penalties, liabilities, and foreclosure upon the assets and pledged shares of the Company.

Other provisions included in the Agreement include that if the Company offers, sells or grants stock at an effective per share price less than the then Conversion Price, then the Conversion Price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents.

At the inception date of March 1, 2007, a summary of the allocation of the components of the transaction is as follows:

Instrument:
Convertible debenture 1, 2 and 3	$4,019,566
Embedded conversion feature	962,331
Warrant liabilities	11,561,767
Debt extinguishment loss	(12,354,544)
Debt and accrued interest being extinguished	(4,281,556)
Financing cost	92,436
Total gross proceeds	$-

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the debenture met the criteria of an embedded derivative and therefore the conversion feature of the debenture needed to be bifurcated and accounted for as a derivative. The debenture does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debenture is not fixed. Furthermore, there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability. The detached warrants issued in relations with the convertible debentures also met the criteria of a derivative instrument and therefore it was recorded as a liability in the accompanying condensed balance sheet.

The following tabular presentation reflects the components of the derivative financial instruments related to this convertible debenture as of March 31, 2007:

Embedded conversion feature	$1,525,285
Warrant liability	2,281,750
$3,807,035

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are convertible into at March 31, 2007:

Embedded conversion feature	76,456,357
Common stock warrant	54,333,333
130,789,690

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2007 are as follows:

Holder	Cornell Capital
Instrument	Warrants
Exercise price	$0.10 - $0.30
Remaining Term (years)	4.88
Volatility	77%
Risk-free rate	4.54%

Embedded derivative financial instruments, arising from the convertible debenture, consist of multiple individual features that were embedded in the instrument. The Company evaluated all significant features of the instruments as required under current accounting standards, and aggregated such instruments into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates as of March 31, 2007 are as follows:

Instrument:	Features
Conversion prices	$0.056
Remaining terms (years)	0.757
Equivalent volatility	69.74%
Equivalent interest-risk adjusted rate	10.8%
Equivalent credit-risk adjusted yield rate	6.27%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

$800,000 Securities Purchase Agreement

On March 19, 2007, Deep Field entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell Capital whereby Deep Field sold to Cornell Capital, and Cornell Capital purchased from Deep Field, Eight Hundred Thousand Dollars ($800,000) of Deep Field’s secured convertible debentures (the “March Debentures”) for a total purchase price of Eight Hundred Thousand Dollars ($800,000). In connection with the Purchase Agreement, Deep Field paid, directly out of the proceeds of this funding, a fee equal to ten percent (10%) of the purchase price, a structuring fee equal to Twelve Thousand Five Hundred Dollars ($12,500) and a due diligence fee equal to Three Thousand Dollars ($3,000) to Yorkville Advisors, LLC. Interest shall accrue on the outstanding principal balance of the March Debentures at an annual rate equal to twelve percent (12%) through March 19, 2008. The March Debenture shall be convertible into shares of Common Stock at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in the March Debentures) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of the March Debentures to be converted by (y) the lesser of (a) one hundred twenty percent (120%) of the Closing Bid price of the Common Stock or (b) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of the March Debentures and the holder shall not have the right to convert any portion of the March Debenture or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest. The limitation will terminate under any event of default.

In connection with the Purchase Agreement, Deep Field and Cornell Capital entered into that certain investor registration rights agreement, of even date with the Purchase Agreement, pursuant to which Deep Field provided certain registration rights to Cornell Capital under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute and applicable state securities laws.

The convertible debenture, at the option of the holder, affords the Purchaser anti-dilution protection should, at any time while the convertible debenture is outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible debenture, this could significantly dilute existing investors.

The convertible debenture contains consequences in case of default. Events of default, which could accelerate the repayment of all amounts due under the debenture and subject the Company to penalties, liabilities, and foreclosure upon the assets and pledged shares of the Company.

Other provisions included in the Agreement include that if the Company offers, sells or grants stock at an effective per share price less than the then Conversion Price, then the Conversion Price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents.

Pursuant to a security agreement between the Company and the Purchaser signed in connection with the convertible debenture, the Purchaser has a security interest in all of the Company’s assets.

In connection with the issuance of this convertible debenture, the Company entered into an Investor Registration Rights Agreement providing for the registration of common shares to be issued upon conversion of the debentures. Principal terms of this agreement include the following:

•	The Company is required to file an initial registration of common shares issuable upon conversion within 90 days after execution of the agreement.

•	Requirement that the Company use its best efforts to have the registration declared effective within 180 days after execution of the agreement.

•	Payment of liquidated damages in the event the Company fails to file the required initial registration statement or achieve effectiveness of the registration within the prescribed periods.

At the inception date of March 19, 2007, a summary of the allocation of the components of the transaction was as follows:

Instrument:
Convertible debenture	$441,654
Embedded conversion feature	358,346
Total gross proceeds	$800,000

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the debenture met the criteria of an embedded derivative and therefore the conversion feature of the debenture needed to be bifurcated and accounted for as a derivative. The debenture does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debenture is not fixed. Furthermore, there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability. The detached warrants issued in relations with the convertible debentures also met the criteria of a derivative instrument and therefore it was recorded as a liability in the accompanying condensed balance sheet.

The following tabular presentation reflects the components of the derivative financial instruments related to this convertible debenture as of March 31, 2007:

Embedded conversion feature	$362,884

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are convertible into at March 31, 2007:

Embedded conversion feature	14,285,714

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2007 are as follows:

Holder	Cornell Capital
Instrument	Warrants
Exercise price	$0.10 - $0.30
Remaining Term (years)	4.88
Volatility	77%
Risk-free rate	4.54%

Embedded derivative financial instruments, arising from the convertible debenture, consist of multiple individual features that were embedded in the instrument. The Company evaluated all significant features of the instruments as required under current accounting standards, and aggregated such instruments into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates as of March 31, 2007 are as follows:

Instrument:	Features
Conversion prices	$0.056
Remaining terms (years)	0.757
Equivalent volatility	69.74%
Equivalent interest-risk adjusted rate	10.8%
Equivalent credit-risk adjusted yield rate	6.27%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

All of the above instruments are being carried at their respective fair values with the changes in the fair value of the secured convertible debenture and related derivatives recorded in the statement of operations.

Derivative gain for the three months ended March 31, 2007 and 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $8,712,524 and $0, respectively, and is reported as “Change in fair value of derivative financial instruments” in the accompanying condensed consolidated statement of operations.

Carrying values of convertible debentures as of March 31, 2007, after amortization of debt discount of $72,926 totaled $4,547,587 which includes accrued interest payable of $13,441.

NOTE 6 EXTINGUISHMENTS OF DEBT

On February 13, 2007, the Company assumed certain promissory notes from Mayflower with Cornell Capital, as part of the reverse merger on February 13, 2007. On March 1, 2007, the aggregate amount of these debt (see Note 5) including interest totaling $4,281,556 was restructured into three convertible debentures with significant modified terms. Under the combined agreements for Convertible Debentures, the Holder of the convertible debentures also received warrants to purchase an aggregate number of up to 54,333,333 shares of common stock, exercisable in five separate tranches at prices of $0.10, $0.15, $0.20, $0.25 and $0.30 respectively per share.

The terms of the new debts were substantially different from those of the original debts. The present value of the cash flows under the terms of the new debt is more than 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Accordingly, the exchange qualifies as an extinguishment pursuant with the definition of EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”.

The loss on extinguishment of these debts was computed as follows:

Face value of the convertible debentures	$4,281,556
Interest expenses till the maturity	513,787
4,795,343

Present value at 19.3%, which is the S&P speculative bond rate	4,019,566
Fair value of the embedded conversion feature	962,331
Fair value of warrants issued	11,561,767
Issuing cost	92,437
Fair value of the new debt	$16,636,101

Loss on extinguishment of debt	$12,354,545

NOTET 7 INCOME TAXES

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company’s condensed consolidated financial statements.

The Company discovered errors in its income tax computations and filings for 2005 and 2004. The Company consulted a certified tax advisor to review their revised computations and assist in communicating the revised computations to the tax authorities. The tax advisor has advised the Company to pay all of the additional taxes related to 2005 and 2004 tax years on or before March 31, 2006, the reporting date for the Company’s tax filings for 2005, to avoid any interest and penalties. In June 2006, the Company entered into a discussion with the tax authorities to exempt the outstanding income tax and value added tax payable. As of June 1, 2007, the Company was still in negotiation with the tax authorities about the amounts to be exempted. The management expects the tax amounts to be remitted, if any, be lower than the income tax and value added tax payable amounts reported in the accompanying condensed consolidated balance sheet. In addition, the management does not expect any interest and penalties to be imposed on these unpaid taxes. However, there can be no assurance that this action by the Company will ultimately avoid interest and penalties

NOTE 8 RELATED PARTY TRANSACTIONS:

On January 29, 2007, prior to the merger, AutoMart issued a promissory note to Mr. Scott D. Cray in the principal amount of $135,000 (the “Cray Note”). Mr. Cray is the Managing Member of Mayflower, a Director of AutoMart and post- Merger Director of Deep Field. The Cray Note bears interest at a rate of twelve percent (12%) per annum, matures on January 28, 2008 and is secured by all of the assets of AutoMart. Pursuant to the Cray Note, upon the closing the Exchange Agreement, the principals of AutoMart will issue to Mr. Cray warrants to purchase 85,000 shares of Common Stock at a price of $0.19 per share, which was the closing bid price on the date of the Cray Note. The warrants have a three-year maturity and a cashless exercise provision, and was classified as warrant liabilities.

The Company advanced $278,257 to Mayflower during the three (3) months ended March 31, 2007 which was repaid to the Company subsequently.

The Company’s stockholders made non-interest bearing advances to the Company since the inception of its operations. The Company advanced $301,696 and $45,963 from the stockholders and repaid $9,307 and $0 during the three months ended March 31, 2007 and 2006, respectively. Loans payable to stockholders totaled $925,976 as of March 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

General

The following information set forth below relates to the business of Deep Field Technologies, Inc., a New Jersey corporation (the “Registrant”), including the operations of its majority owned and chief operating subsidiary, Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd., a cooperative joint venture organized under the laws of The People’s Republic of China (“AutoMart”, and together with the Registrant, the “Company”). The following may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified by words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “will”, “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Registrant wishes to caution readers that these forward-looking statements are only predictions and that the business of the Company is subject to significant risks.

This discussion and analysis of financial condition or plan of operation should be read in conjunction with Deep Field’s financial statements included in this filing.

History of Deep Field

In September 2004, the board of directors of iVoice, Inc. (“iVoice”) resolved to pursue the separation of iVoice’s software business into three (3) publicly-owned companies. Deep Field was formed to continue to develop, market and license the Unified Messaging line of computerized telephony software.

Deep Field was incorporated under the laws of New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice. Deep Field received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology 2, Inc., a Nevada corporation and previously a wholly-owned subsidiary of iVoice.

This transaction was accomplished on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property representing the software codes of Unified Messaging, and certain accrued liabilities and related party debt to Deep Field. Shares of Class A common stock, no par value per share (“Class A Common” or “Common Stock”) were distributed to iVoice shareholders in the form of a special taxable dividend.

On January 12, 2006, Deep Field entered into a securities exchange agreement (the “First Securities Exchange”) with AutoMart and those certain joint venture participants named therein (the “JV Participants”) whereby the JV Participants would transfer 95% of their interest in AutoMart to Deep Field in exchange for an aggregate of 116,245,399 shares of Class A Common or 85% of the outstanding shares of Deep Field, and 2,000,000 shares of Deep Field’s Class B common stock, par value $0.01 per share, of Deep Field.

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

The Exchange Agreement

On February 13, 2007 (the “Transaction Date”), Deep Field completed its acquisition of AutoMart. Deep Field, AutoMart and the JV Participants named therein executed that certain Amended and Restated Securities Exchange Agreement on January 25, 2007 (the “Exchange Agreement”) pursuant to which the JV Participants agreed to transfer to Deep Field, and Deep Field agreed to acquire from the JV Participants, ninety-five percent (95%) of the outstanding equity interests of AutoMart and all voting and economic rights, benefits and obligations (other than the right to receive distributions in connection with ;a liquidation, sale or other transfer, in whole, of AutoMart) of the remaining five percent (5%) interest in exchange for (a) Eighty-Three Million Eighty-One Thousand Six Hundred Thirty-Five (83,081,635) shares of Class A Common, (b) Two Million (2,000,000) shares of Class B Common and (c) the assumption by Deep Field of all obligations of Mayflower with respect to the issuance by Cornell Capital Partners, LP (“Cornell Capital”) to Mayflower Auto Group, LLC (“Mayflower”) of certain promissory notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) (the “Mayflower Notes”). As a result of the consummation of the Exchange Agreement, and pending the satisfaction of certain notice requirements under applicable New Jersey corporate law (the “Notice”), the former holders of AutoMart capital stock (the JV Participants) shall beneficially own over ninety percent (90%) of the total outstanding voting securities of Deep Field. Such Notice was mailed to Deep Field’s stockholders on February 8, 2007 and the securities were exchanged on February 28, 2007. For accounting purposes, the transaction is classified as a reverse merger, which AutoMart is considered the acquirer (hereinafter referred to as the “Merger”).

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

As of June 8, 2007, AutoMart employed four hundred thirty-eight (438) full-time employees. This includes twenty-one (21) executive and management personnel and four hundred seventeen (417) administrative and operating center facilities. All employees are located in the Beijing area.

AutoMart seeks to maintain its leadership position in the auto repair industry in the Beijing area and, ultimately, throughout China. Its principal marketing strategy involves developing relationships with leading property and casualty insurance underwriters to write automobile insurance, facilitate accident and warranty claims adjustment services for those underwriters, and provide repair and maintenance service to policyholders on a “preferred” basis. During the most recent fiscal year, AutoMart initiated an additional strategy aimed at attracting automobile service and maintenance business from government offices throughout Beijing. To date, AutoMart has negotiated service contracts with over fifty (50) government agencies, departments and other offices in the Beijing area.

Asset Purchase Agreement

In connection with the transactions consummated by the Exchange Agreement, Deep Field entered into an asset purchase agreement (the “APA”) with iVoice on the Transaction Date pursuant to which Deep Field assigned, transferred and delivered to iVoice on an “as is, where is” basis, and iVoice purchased from Deep Field on an “as is, where is” basis, all of the Assets (as such term is defined in the APA) relating to Deep Field’s Unified Messaging business, free and clear of all encumbrances and liens, in exchange for the payment by iVoice to Deep Field of One Dollar ($1.00).

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

Assignment Agreement

On the Transaction Date, Deep Field assumed all obligations of Mayflower with respect to the issuance by Cornell Capital to Mayflower of the Mayflower Notes equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000). Pursuant to that certain Assignment Agreement, by and among Deep Field, Mayflower and Cornell Capital (the “Assignment Agreement”), upon the assumption by Deep Field of the Mayflower Notes, 23,800,000 shares of Common Stock and 600,000 shares of Class B Common were pledged, as well as all of Registrant’s assets, to secure the Mayflower Notes. Furthermore, Deep Field issued to Cornell Capital (a) a warrant to purchase 25,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five (5) years, (b) a warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years, (c) a warrant to purchase 7,500,000 shares of Common Stock at an exercise price of $0.20 per share for a period of five (5) years, (d) a warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $0.25 per share for a period of five (5) years and (e) a warrant to purchase 5,833,333 shares of Common Stock at an exercise price of $0.30 per share for a period of five (5) years.

Restructuring of Outstanding Debt

On March 1, 2007 (the “Restructuring Date”), Deep Field issued a secured convertible debenture (“Debenture 1”) to Cornell Capital in exchange for the surrendering by Cornell Capital of that certain promissory note, dated on or about February 28, 2005 (the “Note”), issued by Deep Field to Cornell Capital in the original principal amount of Five Hundred Thousand Dollars ($500,000), of which Two Hundred Thousand Dollars ($200,000) had been funded on August 13, 2004 pursuant to a subsequently terminated securities purchase agreement, dated August 13, 2004 (the “SPA”), Two Hundred Thousand Dollars ($200,000) had been funded on November 17, 2004 pursuant to the SPA and One Hundred Thousand Dollars ($100,000) had been funded on February 28, 2005 pursuant to the Note. Debenture 1 was issued to consolidate the Note plus accrued and unpaid interest to the date thereof totaling One Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($113,917.81) for a total amount of Six Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($613,917.81). All obligations under the original Note have been extinguished, and replaced with Debenture 1.

Interest shall accrue on the outstanding principal balance of Debenture 1 at an annual rate equal to twelve percent (12%) through March 1, 2008. Debenture 1 shall be convertible into shares of Class A Common at the option of the holder, in whole or in part at any time and from time to time, after the Original Issue Date (as defined in Debenture 1) subject to certain limitations on conversion set forth therein. The number of shares of Common Stock issuable upon a conversion hereunder equals the quotient obtained by dividing (x) the outstanding amount of Debenture 1 to be converted by (y) the lesser of (i) one hundred twenty percent (120%) of the closing bid price of the Common Stock, as quoted by Bloomberg, LP on the date thereof or (ii) eighty percent (80%) of the lowest closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Deep Field shall not effect any conversions of Debenture 1 and the holder shall not have the right to convert any portion of Debenture 1 or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the holder, together with any affiliate thereof, would beneficially in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

Debenture 1 is secured by (i) a security interest in all of the assets of Deep Field as evidenced by that certain security agreement, dated August 13, 2004 (the “Deep Field Security Agreement”), by and between Deep Field and Cornell Capital and perfected by the UCC-1 Financing Statement previously filed with the Nevada Secretary of State UCC Division document file no.: 2004025876-4 and New Jersey Department of the Treasury UCC Section filing no.: 2253737-9 (collectively referred to as the “Deep Field UCC”), (ii) a security interest in all of the assets of Mayflower as evidenced by a security agreement (the “Mayflower Security Agreement”), originally dated September 15, 2005 and amended and restated on or about February 13, 2007, by and between Mayflower and the Holder and perfected by the UCC-1 filed with the Florida Secured Transaction Registry No.: 200501444449 (the “Mayflower UCC”) and (iii) the Mayflower Pledged Shares, as such term is defined in and pursuant to that certain amended and restated pledge and escrow agreement (“Mayflower-Jinche Pledge Agreement”), dated on or about February 13, 2007, by and among Cornell Capital, Mayflower and Beijing Jinche Yingang Automobile Service Center, a company organized under the laws of The People’s Republic of China (Deep Field Security Agreement, Deep Field UCC, the Mayflower Security Agreement, the Mayflower UCC and the Mayflower-Jinche Pledge Agreement are collectively referred to herein as the “Security Documents”).

On the Restructuring Date, Deep Field issued a second secured convertible debenture (“Debenture 2”) to Cornell Capital in exchange for the surrendering by Cornell Capital of that certain promissory note, dated on or about September 29, 2006 (the “Second Note”), originally issued by Mayflower to Cornell Capital in the original principal amount of One Million Five Hundred Thousand Dollars ($1,500,000). Deep Field, Mayflower and Cornell Capital entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Second Note to be bound by the terms thereunder. Debenture 2 was issued to consolidate the Second Note plus accrued and unpaid interest to the date thereof totaling Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($56,712.33) for a total amount of One Million Five Hundred Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($1,556,712.33). All obligations under the Second Note have been extinguished, and replaced with Debenture 2.

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

On the Restructuring Date, Deep Field issued a third secured convertible debenture (“Debenture 3”) to Cornell Capital in exchange for the surrendering by Cornell Capital of that certain promissory note, dated on or about September 15, 2005 (the “Third Note”), originally issued by Mayflower to Cornell Capital in the original principal amount of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000). Deep Field, Mayflower and Cornell Capital entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Third Note to be bound by the terms thereunder. Debenture 3 was issued to consolidate the Third Note plus accrued and unpaid interest to the date thereof totaling Two-Hundred Sixty Thousand Dollars and Three Cents ($260,926.03) for a total amount of Two Million One Hundred and Ten Thousand Nine Hundred and Twenty-Six Dollars and Three Cents ($2,110,926.03). All obligations under the Third Note have been extinguished, and replaced with Debenture 3.

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

$800,000 Securities Purchase Agreement

On March 19, 2007, Deep Field entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell Capital whereby Deep Field sold to Cornell Capital, and Cornell Capital purchased from Deep Field, Eight Hundred Thousand Dollars ($800,000) of Deep Field’s secured convertible debentures (the “March Debentures”) for a total purchase price of Eight Hundred Thousand Dollars ($800,000). In connection with the Purchase Agreement, Deep Field paid, directly out of the proceeds of this funding, a fee equal to ten percent (10%) of the purchase price, a structuring fee equal to Twelve Thousand Five Hundred Dollars ($12,500) and a due diligence fee equal to Three Thousand Dollars ($3,000) to Yorkville Advisors, LLC.

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

The March Debentures are secured by (i) Deep Field Security Agreement, (ii) Deep Field UCC and (ii) those shares of Common Stock pledged pursuant to that certain pledge and escrow agreement (the “Pledge Agreement”), of even date with the Purchase Agreement, by and among Mr. Chuen Kin Quek, Deep Field, Cornell Capital and David Gonzalez, Esq., as escrow agent.

In connection with the Purchase Agreement, Deep Field and Cornell Capital entered into that certain investor registration rights agreement, of even date with the Purchase Agreement, pursuant to which Deep Field provided certain registration rights to Cornell Capital under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute and applicable state securities laws.

Critical Accounting Policies and Estimates

The United States Securities and Exchange Commission (the “SEC”) issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, Deep Field’s most critical accounting policies include revenue recognition, cost of revenues, allowance for doubtful accounts, reserve for inventories, financial instruments and concentrations of credit risk, income tax valuation allowance, foreign currency translation adjustments. The methods, estimates and judgments Deep Field uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

Revenue Recognition

Revenue from auto repairs not related to insurance claims is recognized upon the acceptance of automobile repair services by its customers. Commission income is recognized when insurance policies are executed and become effective. A substantial portion of Deep Field’s auto repair business is repairs pursuant to insurance claims. As a result of the substantial growth in this segment, particularly during 2006, claims and collection procedures became inconsistent and collection terms were extended beyond established arrangement with insurance company customers. The Company recognized the revenues upon the conditions as established by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, are satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred, upon delivery when title passes, or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Deep Field provides extended payment terms on repair services for insurance claims. The prices on these repair services are considered fixed or determinable if the Company has a standard business practice of providing extended payment terms and have a history of successfully collecting under the original payment terms without making concessions. If repair prices are not considered fixed or determinable on the transaction dates, revenues for the repair services should not be recognized until the repair prices become fixed and determinable which is when Deep Field collects from the insurance companies. Due to its limited operating history, the Company was unable to demonstrate successful full collections of its repair services for insurance claims.

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

Sales of auto repair parts and accessories revenues are recognized upon the delivery of the products to the customers.

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

Cost of Revenues

Cost of revenues includes repair parts and tools, labor and overhead cost for the repair serviced performed during the years. The Company did not capitalize any repair costs related to the repair services completed but not yet collected as of the reporting date as the related repair revenues were not assured and realization of those repair prices were uncertain. Accordingly the realization of those repair costs is uncertain and therefore should not be capitalized.

Allowance for Doubtful Accounts

Deep Field maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts, the aging of accounts receivable, its history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or its customers’ actual defaults exceed historical experience, its estimates could change and impact its reported results. Deep Field recognized the repair revenues for insurance claims at the time and to the extent the cash is collected. Deep Field has not experienced any significant amount of bad debt on the repair part sales and commission income in the past.

Inventories

Inventories are stated at lower of cost (using the first-in, first-out method) or market. Deep Field continually evaluates the composition of its inventories, assessing slow-moving and ongoing products. Deep Field’s products contain parts and paints used for auto repairs. Our inventories include primarily repair parts, which can be commonly used on most of the auto repairs. Certain parts, which are exclusively used for certain models of automobiles, are ordered as needed. The Company provided a reserve for slowing-moving and obsolete inventories.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, derivative financial instruments, other current liabilities, and convertible debenture financing. Management believes the carrying values of accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible debentures is estimated to be approximately $4,547,587 as of March 31, 2007.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in the convertible debentures, and (ii) the fair values of the detachable warrants that were issued in connection with the convertible debentures financing arrangement.

The Company utilizes various types of financing to fund its business needs, including convertible preferred stock, convertible debentures, and other instruments indexed to the Company’s own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133, FAS 155, and EITF 00-19, the Company updates the fair value of these derivative components at each reporting period.

Income Tax Valuation Allowance

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as March 31, 2007.

Foreign Currency Translation

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company is reported in U.S. dollars while the Company’s 95% owned subsidiary, which accounted for most of the Company’s operations, is reported in Renminbi (“RMB”). Foreign currency transactions during the three (3) months ended March 31, 2007, and 2006 are translated into RMB according to the prevailing exchange rate at the transaction dates.

For the purpose of preparing the condensed consolidated financial statements, the assets and liabilities of the Company’s foreign subsidiary have been translated into U.S. dollars at the current rate as of the period end and the condensed consolidated statements of operations have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain (loss) adjustments are recorded as other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and as a separate component of condensed consolidated statements of stockholders’ equity (deficit). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Financial Accounting Standards Board Interpretation No. 48

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2006, 2005, and 2004 (inception year), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense.

Financial Results For The Three (3) Months Ended March 31, 2007 As Compared With March 31, 2006

The Company collected and recognized revenue in the amount of $595,270 for the three (3) months ended March 31, 2007 related to sales of insurance and auto repair services, compared with $421,325 for the same period in 2006, an increase of $173,945 or 41%. The increase was primarily due to increase of cash collections on repair services through the expansion of facilities and market penetration, in accordance with management’s plan. The majority of our new facilities was opened in the fourth quarter of 2005 and grew into full operation in the first quarter of 2006. Deep Field recognized the repair revenues related to the insurance claims upon all the criteria for revenue recognition are met which is when the cash is collected. The increase in revenues reflects the increase of cash collections from the repair services performed in the previous periods.

As previously stated, revenues are recognized upon the cash being received and costs related to auto repairs pursuant to insurance claims are expensed as incurred. This method does not allow for the matching of repair revenues for insurance claims with their related costs. Accordingly, gross profits for 2007 and 2006 as stated in Deep Field’s condensed consolidated statements of operations for those periods do not present gross margins from normal business transaction, but merely cash collected for repair services on insurance claims and repair cost incurred during the periods. Had Deep Field been able to record the repair revenues for insurance claims upon completion of repair services, it would have been able to present a more meaningful measurement of its gross profit from those activities. Deep Field has every expectation of collecting its outstanding claims with the insurance companies in full. Since the costs associated with services completed but related revenues have already been recorded in the accompanying condensed consolidated statement of operations, the future collection of these amounts will increase gross profit with no associated costs. Gross loss for the three (3) months ended March 31, 2007 was $118,775 compared with $99,324 for the same period in 2006, an increase of $19,451 or 20%. The increase was due to revenues being recognized upon collection while the cost of revenues was recorded as incurred. Gross loss as a percentage of revenues declined from 24% in the first quarter of 2006 to 20% in the first quarter of 2007.

Due to its limited operating history and extended payment terms given to the insurance companies, Deep Field was unable to demonstrate successful full collections of its repair services for insurance claims. Therefore, the Company recognized the repair revenues related to the insurance claims when the Company received cash. The cost of repair services was recorded as incurred. Therefore the cost of revenues was not matching the revenues in the accompanying condensed consolidated statements of operations, and the gross margin percentage was not comparable between 2007 and 2006. Once sufficient collection history is established, the Company will be able to better estimate the collection amount and records the revenues upon the completion of the repair services. Until then, the Company expects to continue to recognize the revenues upon the cash collections and the cost of revenues will not match the revenues.

Selling expenses were $276,095 for the three (3) months ended March 31, 2007, compared with $318,248 for the same period in 2006, a decrease of $42,153 or 13%. The decrease reflects the diminished expenditures on trade shows and similar business promotion activities, which were heavily employed during the early stages of the company’s business expansion in 2006, and more reliance on viral marketing and business and government relationships to drive revenues. The Company expects this trend to continue as management concentrates on building and maximizing relationships to grown business revenues through contracts with government agencies and other institutional sources.

General and administrative expenses were $695,803 for the three (3) months ended March 31, 2007, compared with $389,677 for the same period in 2006, an increase of $306,126 or 79%. The increase was primarily due to the additional professional fees associated with the completion of the Exchange Agreement with AutoMart and the additional cost of legal and auditing services associated with the inclusion of the company’s operating subsidiary in its regulatory reporting.

Interest expense was $118,856 for the three (3) months ended March 31, 2007. This was primarily interest accrued on promissory notes and convertible debentures held by Cornell Capital assumed by the company in connection with the Exchange Agreement. There was no interest expense for the same period in 2006.

The company recognized a gain of $8,712,524 from the change in fair value of derivative financial instruments during the three (3) months ended March 31, 2007. The embedded conversion feature and warrants reflected on the condensed consolidated balance sheet are adjusted based on the quoted market prices of the Company’s stock. Since the quoted market price of the Company’s stock declined after the execution of the convertible debentures, the decline of the fair value of these derivative financial statements was reflected in the accompanying condensed consolidated statements of operations. There was no similar gain for the same period in 2006.

The company recognized a loss on extinguishment of debt of $12,354,544, which represents the excess of the fair value of the convertible debenturess over the carrying value of the debt being extinguished. There was no similar loss for the same period in 2006.

Liquidity and Capital Resources

Net cash used for operating activities for the three (3) months ended March 31, 2007 totaled $839,751 compared to $175,201 for the three (3) months ended March 31, 2006, an increase of $664,550 or 379%. The increase was primarily due to an increase of net loss excluding all the non-cash items of $1,080,698 compared to $682,116 for the same period of 2006, a net increase of $398,573, an increase in accounts receivable of $46,132 compared to a decrease in accounts receivable of $206,803, and a decrease in accounts payable of $11,020 for 2007 compared to an increase of accounts payable of $329,629 for 2006.

During the last quarter of 2005 and the year of 2006, Deep Field’s insurance repair revenues exceeded initial projections by the major auto insurance carriers. Due in part to this underestimation the insurance companies failed to properly budget Deep Field into their fiscal budget for those periods. This miscalculation caused our outstanding claims for repair services with the insurance companies exceed our target levels and aging to extend beyond the normal collect time frame. In March 2007, Deep Field management met with the major insurance companies to address this issue and resolved the matter thru the establishment of payment schedules to collect the old account receivable balance. Agreements were reached to provide collection of all such balances over a six (6) month period from April, 2007 through September, 2007.

Those negotiations also established guidelines for billing and collection of receivables from these institutions, providing for collection of billed receivable balances within four (4) months of submission of all relevant documents. However, as a result, in part, of the extended time required to collect these receivables, revenue recognition guidelines require that Deep Field defer recognition of revenues, and resulting accounts receivable, until such revenues are collected. Accordingly, amounts of receivable from insurance claims are not recorded in the accompanying financial statements. Accounts receivable as shown on the Company’s financial statements as of March 31, 2007 represent amounts receivable related to commission income, repair service from non-insurance customers and repair parts sales.

As of March 31, 2007 the Company had approximately $3.9 million representing repair services being completed but the repair prices have not yet been fixed and determinable. Accordingly, such amounts have not yet been recognized as revenues. The Company expects to collect these amounts in the near future, however, due to the insufficient history to reasonably estimate the amounts to be collected, the Company recognizes the revenues upon the cash collections of these repair services.

As a result of business growth and substantial increases in collections periods for the repair serviced performed by Deep Field related to insurance claims, its cash reserves are continuously strained. Deep Field’s ability to meet its short-term obligations are dependent on securing additional short-term financing to accommodate its working capital needs until collections can be collected within a reasonable period.

Net cash used for investing activities for the three (3) months ended March 31, 2007 was $278,257, compared to $141,419 for the same period in 2006, an increase of $136,838. The Company advanced cash to Mayflower Auto Group, LLC, which provided cash management services for the Company through the period of the merger while in 2006, there was no such advances. In 2006, as the Company opened new facilities, it also incurred expenditures for property, equipment and leasehold improvements.

Net cash provided by financing activities for the three (3) months ended March 31, 2007 was $1,129,523, compared with $296,223 for the three (3) months ended March 31, 2006, an increase of $833,300 or 281%. The increase was primarily due to the receipt of proceeds from the issuance of $800,000 of convertible debentures to Cornell Capital (net of financing fees of $97,500). Additional cash was provided by increases in loans from stockholders and employees.

During the first quarter of 2007, Deep Field borrowed an additional $800,000 to finance legal and professional expenses, a substantial portion of which was related to the Merger, certain compensation expenses and travel costs. It is anticipated that Deep Field will continue to rely on outside financing sources to meet its working capital requirements, until it can raise capital through the registration and sale of its Class A Common. Deep Field will likely need to develop additional plans to deal with the liquidity shortage that has, and continues to, affect its ability to finance its operations. Such plans will include a reduction in occupancy of office space in its Beijing headquarters facility, significant reductions in employee levels and the elimination of non-performing retail facilities.

On the Restructuring Date (March 1, 2007), Deep Field issued a secured convertible Debenture 1 to Cornell Capital in exchange for the surrendering by Cornell Capital of that certain Note, dated on or about February 28, 2005, issued by Deep Field to Cornell Capital in the original principal amount of Five Hundred Thousand Dollars ($500,000), of which Two Hundred Thousand Dollars ($200,000) had been funded on August 13, 2004 pursuant to that certain subsequently terminated SPA dated August 13, 2004, Two Hundred Thousand Dollars ($200,000) had been funded on November 17, 2004 pursuant to the SPA and One Hundred Thousand Dollars ($100,000) had been funded on February 28, 2005 pursuant to the Note. Debenture 1 was issued to consolidate the Note plus accrued and unpaid interest to the date thereof totaling One Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($113,917.81) for a total amount of Six Hundred Thirteen Thousand Nine Hundred Seventeen Dollars and Eighty-One Cents ($613,917.81). All obligations under the original Note have been extinguished, and replaced with Debenture 1.

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

Debenture 1 is secured by (i) a security interest in all of the assets of Deep Field as evidenced by that certain Deep Field Security Agreement dated August 13, 2004, by and between Deep Field and Cornell Capital and perfected by the Deep Field UCC Financing Statement previously filed with the Nevada Secretary of State UCC Division document file no.: 2004025876-4 and New Jersey Department of the Treasury UCC Section filing no.: 2253737-9, (ii) a security interest in all of the assets of Mayflower as evidenced by that certain Mayflower Security Agreement originally dated September 15, 2005 and amended and restated on or about February 13, 2007, by and between Mayflower and the Holder and perfected by the UCC-1 filed with the Florida Secured Transaction Registry No.: 200501444449 and (iii) the Mayflower Pledged Shares, as such term is defined in and pursuant to that certain Mayflower-Jinche Pledge Agreement dated on or about February 13, 2007, by and among Cornell Capital, Mayflower and Beijing Jinche Yingang Automobile Service Center, a company organized under the laws of The People’s Republic of China.

On the Restructuring Date, Deep Field issued Debenture 2 to Cornell Capital in exchange for the surrendering by Cornell Capital of the “Second Note, originally issued by Mayflower to Cornell Capital in the original principal amount of One Million Five Hundred Thousand Dollars ($1,500,000). Deep Field, Mayflower and Cornell Capital entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Second Note to be bound by the terms thereunder. Debenture 2 was issued to consolidate the Second Note plus accrued and unpaid interest to the date thereof totaling Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($56,712.33) for a total amount of One Million Five Hundred Fifty-Six Thousand Seven Hundred Twelve Dollars and Thirty-Three Cents ($1,556,712.33). All obligations under the Second Note have been extinguished, and replaced with Debenture 2.

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

On the Restructuring Date, Deep Field issued Debenture 3 to Cornell Capital in exchange for the surrendering by Cornell Capital of the Third Note, originally issued by Mayflower to Cornell Capital in the original principal amount of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000). Deep Field, Mayflower and Cornell Capital entered into that certain assignment and assumption agreement, dated February 13, 2007, pursuant to which Mayflower assigned to Deep Field, and Deep Field assumed from Mayflower, the liabilities under the Third Note to be bound by the terms thereunder. Debenture 3 was issued to consolidate the Third Note plus accrued and unpaid interest to the date thereof totaling Two-Hundred Sixty Thousand Dollars and Three Cents ($260,926.03) for a total amount of Two Million One Hundred and Ten Thousand Nine Hundred and Twenty-Six Dollars and Three Cents ($2,110,926.03). All obligations under the Third Note have been extinguished, and replaced with Debenture 3.

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

On March 19, 2007, Deep Field entered into the Purchase Agreement with Cornell Capital whereby Deep Field sold to Cornell Capital, and Cornell Capital purchased from Deep Field, Eight Hundred Thousand Dollars ($800,000) of Deep Field’s secured convertible March Debentures for a total purchase price of Eight Hundred Thousand Dollars ($800,000). In connection with the Purchase Agreement, Deep Field paid, directly out of the proceeds of this funding, a fee equal to ten percent (10%) of the purchase price, a structuring fee equal to Twelve Thousand Five Hundred Dollars ($12,500) and a due diligence fee equal to Three Thousand Dollars ($3,000) to Yorkville Advisors, LLC.

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

The March Debentures are secured by (i) Deep Field Security Agreement, (ii) Deep Field UCC and (ii) those shares of Common Stock pledged pursuant to that certain Pledge Agreement, of even date with the Purchase Agreement, by and among Mr. Chuen Kin Quek, Deep Field, Cornell Capital and David Gonzalez, Esq., as escrow agent.

Off-Balance Sheet Transactions

Deep Field has no material off-balance sheet transactions.

Going Concern

The accompanying condensed consolidated financial statements of Deep Field have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Deep Field had a net loss of $4,891,318 and $815,790 for the three (3) months ended March 31, 2007 and 2006, respectively, negative cash flows from operations of $839,751 and $175,201 for the three (3) months ended March 31, 2007 and 2006, respectively, and an accumulated deficit of $10,290,510 and working capital deficit of $12,812,716 as of March 31, 2007. The Company has been relying on capital contributed by its stockholders and other debt financing to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

It is management’s intention to seek additional working capital from the registration of its common shares and distribution through private placements during the remaining of 2007. The amount of such offerings will be determined by the expected amount of internally generated cash flows, and is expected to be sufficient to meet the Company’s working capital requirements for the next twelve (12) months. The Company is also implementing a plan to reduce its operating costs and accelerate its time to collect its accounts receivable, which is expected to increase its net cash inflows in the next twelve months.

On February 13, 2007, Deep Field completed its acquisition of AutoMart, a cooperative joint venture organized under the laws of The People’s Republic of China, and that company (the former Deep Field) no longer exists for accounting purpose after this acquisition.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Deep Field’s Majority-Owned Subsidiary, AutoMart, Is A Company Organized In And Operating Under The Laws Of The Peoples Republic Of China.

AutoMart’s original predecessor, Jinche, a corporation duly registered and existing under the laws of the People's Republic of China. Jinche had previously acquired all of the operating assets and business of Beijing Shang Fang Weiye Car Sale Co., Ltd., which is registered and existing under the laws of the People's Republic of China. In anticipation of the Exchange Agreement with Deep Field, AutoMart obtained approval from all appropriate PRC regulatory authorities to operate pursuant to the ownership and operating structure contemplated in the Exchange Agreement. AutoMart’s commercial operations are conducted solely in the PRC, and are subject to the laws thereof. Such laws are subject to change and any such change could affect AutoMarts operations and ability to conduct its business as anticipated in the exchange agreement.

Deep Field’s Operating History Is Relatively Brief.

The majority of Deep Field’s facilities have been added within the past sixteen (16) months, and our experience in managing these operations profitably is therefore limited.

In The Near Term, Deep Field Will Likely Require Additional Funding For The Development And Expansion Of Its Operations.

Deep Field will require significant additional funding for the development of its business through expansion of its existing facilities, development of new facilities in Beijing and throughout China, expansion of its product and service offerings, and the addition of related vertical businesses. Deep Field has no established bank financing arrangements, and does not expect to establish any such financing arrangement in the near future. Therefore, to the extent that Deep Field is unable to fund its development efforts from operating working capital, it will likely be necessary to reconsider expansion plans, and its ability to sustain its market revenue share may be adversely affected.

Deep Field Will Require Significant Expansion In Order To Remain Competitive.

While Deep Field currently enjoys a leadership position in the auto repair and maintenance industry in the Beijing area, it expects increasing competitive pressure in the next few years, and it must continue to grow to maintain that position in the market. Deep Field does not expect to be able to fund all of this growth through internally generated cash flow, and there is no guarantee that it will be able to secure sufficient financing to fund this further expansion.

If Deep Field Loses Key Management, Its Business May Suffer.

Deep Field is highly dependent on its Chief Executive Officer, Mr. Pang Guisan, as well as its executive management group to manage its business and carry out its growth plan. Should any occurrence result in the incapacity of any of these officers to continue their duties with Deep Field, the operation of its business could be adversely affected.

Deep Field Will File A Registration Statement Registering Shares That May Be Sold In The Public Market in 2007 Which May Cause The Price Of Its Common Stock To Decline.

Deep Field is obligated under an agreement with certain of its investors to file a registration statement to register shares of Common Stock. These shares of Class A Common, upon acquisition pursuant to the registration statement, unless held by “affiliates” will be freely tradable without restriction or further registration under federal securities laws immediately following their sale pursuant to the registration. Sales of a substantial number of shares of Class A Common in the public markets, or the perception that these sales may occur, could cause the market price of its Class A Common to decline and could materially impair its ability to raise capital through the sale of additional equity securities.

If Deep Field Cannot Raise Additional Capital To Finance Future Operations, It May Need To Curtail Its Operations In The Future.

Deep Field has relied on significant external financing to fund its operations. Such financing has historically come from a combination of borrowings and sales of securities from third parties and funds provided by certain officers and directors. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Its inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to its business and may result in a lower stock price. While Deep Field has recently raised sufficient working capital to fund its operations, it will need to raise additional capital to fund its future operations.

Deep Field’s Officers Control A Significant Percentage Of Its Capital Stock And Has Sufficient Voting Power To Control The Vote On Substantially All Corporate Matters.

As of June 8, 2007, the executive officers and Directors of Deep Field owned approximately 55.65% of its Class A Common and approximately 76.09% of its Class B Common. Additionally, each share of Deep Field’s Class B Common represents one hundred (100) Class A Common votes. The executive officers and Directors are, therefore, able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for its Class A Common. In addition, these executive officers and directors are in a position to impede transactions that may be desirable for other stockholders. They could, for example, make it more difficult for anyone to take control of Deep Field.

Deep Field Does Not Expect To Pay Dividends In The Foreseeable Future.

Deep Field intends to retain any future earnings to finance the growth and development of its business. Therefore, it does not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on its earnings, if any, and its financial requirements.

The Market Price Of Deep Field’s Common Stock May Be Affected By A Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for Deep Field’s Class A Common and there can be no assurance that an active trading market for its stock will continue. An absence of an active trading market could adversely affect its stockholders’ ability to sell their Class A Common in short time periods, or possibly at all. Deep Field’s Class A Common has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its stock without regard to its operating performance. In addition, factors such as quarterly fluctuations in its financial results and changes in the overall economy or the condition of the financial markets could cause the price of Deep Field’s Class A common stock to fluctuate substantially.

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

Future Sales Of Deep Field’s Common Stock Could Cause Its Stock Price To Decline.

The sale of a large number of Deep Field’s shares, or the perception that such a sale may occur, could lower its stock price. Such sales could make it more difficult for the Company to sell equity securities in the future at a time and price that it considers appropriate. As of June 8, 2007, approximately 91,081,635 shares of Deep Field’s Class A Common could be considered “restricted securities” and saleable only upon registration under the Securities Act, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

Issuance Of Deep Field’s Reserved Shares Of Its Common Stock May Significantly Dilute The Equity Interest Of Existing Stockholders.

Deep Field has reserved for issuance, shares of its Class A Common upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding including the 54,333,333 warrants subsequently issued to Cornell Capital upon execution of the Assignment Agreement effective as of February 28, 2007. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for Deep Field’s Class A Common. As of June 8, 2007, Deep Field had all of its remaining authorized shares, approximately 9,886,404,381 shares of Class A Common, reserved for possible future issuance.

Deep Field Has Been Unable To Meet Its Obligations To Employees For age And Welfare Payments, Which May Affect The Ability of Deep Field To Provide Services At Peak Levels

As a result of the cash shortage, caused in part by the delay in collecting its receivables from insurance claims, Deep Field has been unable to meet its obligations to employees for wage and welfare payments. During recent weeks, a significant portion of its workers have left their jobs, and Deep Field is currently operating at approximately fifty percent (50%) of its employment levels. The Company has adjusted to this event by reassigning workers to profitable operating facilities, and temporarily closing two (2) facilities that were not operating profitably. However, the long-term effect of the reduction in workforce cannot be measured at this time. Management is working to collect its receivables and secure third party financing to meet its accrued payroll requirements.

Deep Field Has Been The Subject Of A Going Concern Opinion For December 31, 2006 From Our Independent Auditors, Which Means That It May Not Be Able To Continue Operations Unless It Can Become Profitable Or Obtain Additional Funding

The Company has received a going concern opinion from its independent auditors for the year ended December 31, 2006. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business until it can grow its revenues and cash flows to an appropriate level that would accommodate the additional working capital required to accommodate its administrative overhead and meet its legal, accounting and other obligations as a publicly traded company. The financing of its working capital needs are expected to be provided from short-term debt financing and the sale of Common Stock in one or more private placement offerings. However, there can be no assurance that it will be successful in these efforts.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the three month period covered by this Report on Form 10-QSB. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the three (3) month period covered by this Quarterly Report on Form 10-QSB are deficient in some areas, as indicated by the number of material adjustments to the financial statements discovered by the Company’s independent accountants in connection with their (unaudited) review of its financial statements.  Accordingly, management may not be able to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management, under the direction of the Chief Financial Officer, is in the process of evaluating the Company’s deficiencies, and has initially determined that inconsistencies in transaction recording and reporting, and in periodic closing procedures are primarily responsible for the deficiencies. Management is taking steps to revise and test accounting policies and procedures to provide for more reliable financial recording and reporting by the end of the current fiscal quarter.

Changes In Internal Controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-QSB. On February 28, 2007, Deep Field completed its merger with AutoMart, resulting in the transfer of ownership and management control to AutoMart. Accordingly, there was a change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weaknesses Identified

In connection with the review of Deep Field's financial statements for the three (3) month period covered by this Quarterly Report on Form 10-QSB, its independent registered public accounting firm informed the Company that it has significant deficiencies constituting material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The specific problems identified by the auditor were related to failures to properly record transactions, including all relevant data and to correctly perform accounting period closing procedures, including material adjustments to financial statements.

Furthermore, based on the material weaknesses described herein, Deep Field concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2007. More specifically, its failure to maintain effective controls over the selection, application and monitoring of its accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in an excessive number of material adjustments to its financial statements by its independent auditors.

The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of this Quarterly Report on Form 10-QSB.

Remediation Plan Regarding the Material Weaknesses

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of March 31, 2007. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen the Company's overall control environment. The Company has taken the following steps to address the specific problems identified by the auditors:

•	Thorough review and revision of our accounting policies and procedures, with the objective of assuring that all relevant transaction details are recorded accurately and consistently;

•	Institution of random transaction testing procedures to assure completeness and accuracy;

•	Evaluation of financial reporting systems, including potential replacement of financial accounting software; and

•	Internal review and revision of monthly closing procedures.

The Company believes that upon completion of these review procedures it will be able to materially improve its internal controls over financial reporting.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of its Chief Executive Officer and Chief Financial Officer.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

At the time of its formation on August 5, 2005 (the “Date of Formation”), Deep Field’s majority owned subsidiary, AutoMart, filed a plan for the contribution of registered capital with the Ministry of Commerce in Haidian District, Beijing, China. The plan, agreed upon by the parties to that certain AutoMart joint venture agreement (the “Joint Venture Agreement”), called for the contribution of capital over a period of three (3) years from the Date of Formation. However, the registration documents that were filed, in Chinese, differed from the English version, in that it called for completion of the contributions within one (1) year. Accordingly, AutoMart has received informal notification from the Ministry of Commerce that the contribution of registered capital is delinquent. Management has consulted with local counsel on this matter, and they are in the process of correcting the registered capital documents on file with the Ministry of Commerce so that they agree with the intent of the parties, as documented in the English version of the Joint Venture Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the year ended December 31, 2005, Registrant issued no unregistered securities pursuant to various exemptions from registration under the Securities Act.

On January 5, 2006, Deep Field issued 1,000,000 shares to Mr. Mahoney and 1,000,000 shares to Mr. Miller for accrued salary conversion.

On January 9, 2006 Deep Field issued 3,250,000 shares to Mr. Mahoney and 3,250,000 shares to Mr. Miller for accrued salary conversion.

On January 5, 2006, Deep Field issued 2,000,000 shares to Mr. Lawrence Muenz for legal services rendered.

On January 9, 2006, Deep Field issued 1,000,000 shares to Mr. Lawrence Muenz for legal services rendered.

On February 13, 2006, Deep Field issued 83,081,635 shares of Common Stock and 2,000,000 shares of Class B Common to the JV Participants in connection with the Exchange Agreement as is more fully set forth in the Section herein entitled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

On February 13, 2006, Deep Field issued 4,000,000 shares of Common Stock to iVoice pursuant to the terms of the iVoice Consulting Agreement as is more fully set forth in the Section herein entitled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

On February 13, 2006, Deep Field issued 4,000,000 shares of Common Stock to MM2 pursuant to the terms of the MM2 Consulting Agreement as is more fully set forth in the Section herein entitled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

On March 1, 2007, the Company issued a $613,917,81 secured convertible debenture to Cornell Capital in exchange for the surrendering by Cornell Capital of a promissory note in the original principal amount of $500,000 as is more fully set forth in the Section herein entitled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

On March 1, 2007, the Company issued a $1,556,712,33 secured convertible debenture to Cornell Capital in exchange for the surrendering by Cornell Capital of a promissory note in the original principal amount of $1,500,000 as is more fully set forth in the Section herein entitled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

On March 1, 2007, the Company issued a $2,110,926.03 secured convertible debenture to Cornell Capital in exchange for the surrendering by Cornell Capital of a promissory note in the original principal amount of $1,850,000 as is more fully set forth in the Section herein entitled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

On March 19, 2007, Deep Field entered into the Purchase Agreement with Cornell Capital whereby Deep Field sold to Cornell Capital, and Cornell Capital purchased from Deep Field, Eight Hundred Thousand Dollars ($800,000) of Deep Field’s secured convertible debentures as is more fully set forth in the Section herein entitled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1
Share Exchange Agreement, dated January 25, 2007 and effective as of February 28, 2007, by and among the Company, Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. and the JV Participants listed therein

Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 31, 2007
3.1	Amended and Restated Certificate of Incorporation of Deep Field Technologies, Inc.	Incorporated by reference as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on January 13, 2005
3.2	Bylaws of Deep Field Technologies, Inc.	Incorporated by reference as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on January 13, 2005

EXHIBIT NO.	DESCRIPTION	LOCATION
4.1	Deep Field Technologies, Inc. 2005 Stock Incentive Plan	Incorporated by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 14, 2005
4.2	Deep Field Technologies, Inc. 2005 Directors’ and Officers’ Stock Incentive Plan	Incorporated by reference as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 14, 2005
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
10.3	Standby Equity Distribution Agreement, dated September 9, 2005, between Cornell Capital Partners, LP and Deep Field Technologies, Inc.	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005
10.4	Escrow Agreement, dated September 9, 2005, by and among Deep Field Technologies, Inc., Cornell Capital Partners, LP. and David Gonzalez, Esq.	Incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005
0.5	Placement Agent Agreement, dated September 9, 2005, by and between Deep Field Technologies, Inc. and Monitor Capital Inc.	Incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005
10.6	Registration Rights Agreement, dated September 9, 2005, by and between Deep Field Technologies, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 15, 2005
10.7	Asset Purchase Agreement, dated February 13, 2007, by and between the Company and iVoice, Inc.	Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007

EXHIBIT NO.	DESCRIPTION	LOCATION
10.8	Bill of Sale, dated February 13, 2007	Incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
10.9	Consulting Agreement, dated February 13, 2007, by and between the Company and Mr. Mark Meller	Incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
10.10	Consulting Agreement, dated February 13, 2007, by and between the Company and Mr. Jerome Mahoney	Incorporated by reference as Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
10.11	Consulting Agreement, dated February 13, 2007, by and between the Company and iVoice	Incorporated by reference as Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
10.12	Consulting Agreement, dated February 13, 2007, by and between the Company and MM2 Group, Inc.	Incorporated by reference as Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
10.13	Termination & Settlement Agreement, dated February 13, 2007, by and between the Company and Mr. Mark Meller	Incorporated by reference as Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
10.14	Termination & Settlement Agreement, dated February 13, 2007, by and between the Company and Mr. Mark Meller	Incorporated by reference as Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
10.15	Debenture 1, dated March 1, 2007, issued by the Company to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
10.16	Debenture 2, dated March 1, 2007, issued by the Company to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
10.17	Debenture 3, dated March 1, 2007, issued by the Company to Cornell	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
10.18	Security Agreement, dated August 13, 2004, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A, as filed by the Company with the SEC on January 13, 2005

EXHIBIT NO.	DESCRIPTION	LOCATION
10.19	Securities Purchase Agreement, dated March 19, 2007, by and between the Company and Cornell	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
10.20	March Debentures, dated March 19, 2007, issued by the Company to Cornell	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
10.21	Pledge and Escrow Agreement, dated March 19, 2007, by and among Mr. Chuen Kin Quek, the Company, Cornell and David Gonzalez, Esq., as escrow agent	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
10.22	Investor Registration Rights Agreement, dated March 19, 2007, by and between the Company and Cornell	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
10.23	Irrevocable Transfer Agent Instructions, dated March 19, 2007, by and among the Company, Cornell and Fidelity Stock Transfer	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 3, 2007
14	Code of Ethics	Incorporated by reference as Exhibit 14 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 31, 2006
16.1	Letter of Mendlowitz Weitsen, LLP, dated May 27, 2005, with respect to the change in Deep Field’s principal accountants	Incorporated by reference as Exhibit 16 to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 (File No. 333-120506) as filed with the SEC on June 24, 2005
16.2	Letter of Bagell, Josephs, Levine & Company, LLC, dated February 13, 2007, with respect to the change in the Company’s principal accountants	Incorporated by reference as Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 13, 2007
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2007	By:	/s/ Guisan Pang
Name: Guisan Pang Its: Chief Executive Officer

Date: June 13, 2007	By:	/s/ Fred Griffin
Name: Fred Griffin Its: Chief Financial Officer and Principal Accounting Officer